Form 10-K
period 2021-12-31
SMART FOR LIFE, INC.
filed 2022-03-31
CIK 1851860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 001-41290

SMART FOR LIFE, INC.
(Exact name of registrant as specified in its charter)

Delaware	81-5360128
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

990 Biscayne Blvd., Suite 503, Miami, FL	33132
(Address of principal executive offices)	(Zip Code)

(786) 749-1221
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SMFL	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates could not be determined because the registrant’s common stock was not yet trading on any exchange.  As of such date, there were 13,870,000 shares of common stock issued and outstanding, of which 10,705,000 shares were held by affiliates. Executive officers, directors and by each person who owns 10% or more of the outstanding common stock may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 30, 2022, there were a total of 31,657,408 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Smart for Life, Inc.

Annual Report on Form 10-K

Year Ended December 31, 2021

i

INTRODUCTORY NOTES

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our” and “our company” are to Smart for Life, Inc., a Delaware corporation, and its consolidated subsidiaries.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our goals and strategies;

●	our future business development, financial condition and results of operations;

●	expected changes in our revenue, costs or expenditures;

●	growth of and competition trends in our industry;

●	our expectations regarding demand for, and market acceptance of, our products;

●	our expectations regarding our relationships with investors, institutional funding partners and other parties we collaborate with;

●	fluctuations in general economic and business conditions in the markets in which we operate; and

●	relevant government policies and regulations relating to our industry.

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A “Risk Factors” and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

The forward-looking statements made in this report relate only to events or information as of the date on which the statements are made in this report. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

PART I

ITEM 1. BUSINESS.

Overview

We are engaged in the development, marketing, manufacturing, acquisition, operation and sale of a broad spectrum of nutritional and related products with an emphasis on health and wellness. Structured as a global holding company, we are executing a buy-and-build strategy with serial accretive acquisitions creating a vertically integrated company with an objective of aggregating companies generating a minimum of $300 million in revenues within the next thirty-six months. To drive growth and earnings, we are developing proprietary products as well as acquiring other profitable companies, encompassing brands, manufacturing and distribution channels.

We also operate a network platform in the affiliate marketing space. Affiliate marketing is an advertising model in which a product vendor compensates third-party digital marketers to generate traffic or leads for the product vendor’s products and services. The third-party digital marketers are referred to as affiliates, and the commission fee incentivizes them to find ways to promote the products being sold by the product vendor.

Business Model

We are engaged in a comprehensive program to develop a robust pipeline of prospective acquisitions in addition to the companies currently operated by us. Our management has significant experience in locating and evaluating prospective target operating companies. We have also entered into buy-side agreements with certain advisers and consultants to assist management in identifying and evaluating prospective target operating companies. The nutritional products industry is highly fragmented with a large pool of companies generating less than $20 million in revenues representing significant opportunity for industry consolidation.

We plan to acquire target companies utilizing a combination of cash, promissory notes, earnouts and public company stock, generally at 4x to 6x trailing adjusted EBITDA (earnings before interest, taxes, depreciation, and amortization). Aside from our first acquisition described below, we intend on paying no more than 60% cash on any acquisition that we execute with a target of 50%. The remainder is allocated between stock and a note and/or earnout with a heavier weighting toward the former. Although the acquisition consideration is structured, we believe that our acquisitions will provide three distinct benefits to the principals of an acquisition. First, a significant liquidity event. Second, the creation of a significant equity position in an emerging growth public company. Third, ongoing employment at customary industry compensation.

Over the next 24 months, we plan to acquire multiple companies aggregating a minimum of $100 million in annualized revenues with the number of prospective acquisitions in the pipeline representing over $50 million in additional revenue. We do not currently have sufficient capital to complete these acquisitions. We intend to raise capital for additional acquisitions primarily through debt financing at our operating company level, additional equity offerings by our company, or by undertaking a combination of any of the above. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all.

There is no guarantee that we will be able to acquire additional businesses under the terms outlined above or that we will be able to find additional acquisition candidates should we terminate our plans for any of our current acquisition targets.

Corporate History and Structure

Our company was incorporated in the State of Delaware on February 2, 2017 under the name Bonne Santé Group, Inc. On August 4, 2021, we changed our name to Smart for Life, Inc. in connection with the acquisition of DSO described below.

Acquisition of BSNM

On March 8, 2018, we acquired 51% of Millenium Natural Manufacturing Corp. and Millenium Natural Health Products Inc. for a purchase price of $2,140,272. On October 8, 2019, we entered into an agreement to acquire the remaining 49% of these companies for a purchase price of $100,000, which was completed on October 8, 2019.

Millenium Natural Manufacturing Corp. was originally incorporated in the State of Florida on March 12, 1998 under the name Millenium Natural Health Products Inc. On March 24, 2003, its name was changed to Millenium Natural Manufacturing Corp. Millenium Natural Health Products Inc. was originally incorporated in the State of Florida on February 5, 2002 under the name Millenium Natural Manufacturing Corp. On March 24, 2003, its name was changed to Millenium Natural Health Products Inc. On September 30, 2020, we changed the name of Millenium Natural Manufacturing Corp. to Bonne Sante Natural Manufacturing, Inc., or BSNM, and on November 24, 2020, we merged Millenium Natural Health Products Inc. into BSNM to better reflect our vertical integration.

Acquisition of DSO

On February 11, 2020, we entered into securities purchase agreement, which was amended on July 7, 2020 and June 4, 2021, to acquire Doctors Scientific Organica, LLC d/b/a Smart for Life, Oyster Management Services, Ltd., Lawee Enterprises, L.L.C. and U.S. Medical Care Holdings, L.L.C. On July 1, 2021, the acquisition was completed.

The total purchase price was $12,000,000 (subject to adjustment), comprised of (i) $6,000,000 in cash (subject to adjustment), (ii) a 6% secured subordinated convertible promissory note in the principal amount of $3,000,000 and (iii) a 6% secured subordinated promissory note in the principal amount of $3,000,000.

The purchase price is subject to a post-closing working capital adjustment provision. We are required to deliver to the seller a balance sheet as of the closing date and our calculation of the closing working capital (as defined in the securities purchase agreement). If such closing working capital exceeds a minimum working capital equal to the average monthly working capital for the twelve-month period ended April 30, 2021 (subject to certain exceptions set forth in the securities purchase agreement), then then we must promptly (and, in any event, within fifteen (15) days) pay to the seller an amount in cash that is equal to such excess. If such minimum working capital exceeds the closing working capital, then the seller must promptly (and, in any event, within fifteen (15) days) pay to us an amount in cash that is equal to the deficiency. The working capital analysis and adjustment has been delayed until the completion of the year ended December 31, 2021 audit.

Doctors Scientific Organica, LLC was originally incorporated in the State of Nevada on February 16, 2006. On September 28, 2015, it converted to a Florida company. Oyster Management Services, Ltd. was originally organized in the State of Florida on April 1, 2003. Lawee Enterprises, L.L.C. was originally organized in the State of Florida on January 3, 2005. U.S. Medical Care Holdings, L.L.C. was originally organized in the State of Florida on April 1, 2003.

On August 27, 2021, we transferred all of the equity interests of Oyster Management Services, Ltd., Lawee Enterprises, L.L.C. and U.S. Medical Care Holdings, L.L.C. to Doctors Scientific Organica, LLC. As a result, these entities are now wholly owned subsidiaries of Doctors Scientific Organica, LLC. In this report, we collectively refer to Doctors Scientific Organica, LLC and its consolidated subsidiaries as DSO.

Establishment of Canadian Subsidiary

On August 24, 2021, we established Smart for Life Canada Inc. as a wholly owned subsidiary of Doctors Scientific Organica, LLC in Canada. This subsidiary sells retail products through a retail store location in Montreal Canada and the same location also acts as distribution center for our international direct to consumer and big box customers. We maintain inventory and employees at this location.

Acquisition of Nexus

On July 21, 2021, we entered into a securities purchase agreement, which was amended on November 8, 2021, to acquire all of the issued and outstanding capital stock of Nexus Offers, Inc., or Nexus. On November 8, 2021, the acquisition was completed.

The total purchase price was $6,000,000 (subject to adjustment), comprised of (i) $2,200,000 in cash (subject to adjustment), (ii) a 5% secured subordinated convertible promissory note in the principal amount of $1,900,000 and (iii) a 5% secured subordinated promissory note in the principal amount of $1,900,000.

The purchase price is subject to a post-closing working capital adjustment provision. On or before the 90th day following the closing, we must deliver to the seller a balance sheet as of the closing date and our calculation of the closing working capital (as defined in the securities purchase agreement). If such closing working capital exceeds a minimum working capital equal to the average monthly working capital for the twelve-month period ended July 31, 2021 (subject to certain exceptions set forth in the securities purchase agreement), then then we must promptly (and, in any event, within fifteen (15) days) pay to the seller an amount in cash that is equal to such excess. If such minimum working capital exceeds the closing working capital, then the seller must promptly (and, in any event, within fifteen (15) days) pay to us an amount in cash that is equal to the deficiency. The working capital analysis and adjustment has been delayed until the completion of the year ended December 31, 2021 audit.

Nexus was incorporated in the State of Florida on October 10, 2016.

Acquisition of GSP

On November 29, 2021, we entered into a contribution and exchange agreement to acquire all of the issued and outstanding capital stock of GSP Nutrition Inc., or GSP. On December 6, 2021, the acquisition was completed.

The total purchase price was $425,000, payable in 85,000 shares of our common stock, half of which were issued on December 6, 2021 and the remaining of which were issued upon closing of our initial public offering on February 18, 2022. In connection with this acquisition, we also issued 14,723 shares of common stock to certain vendors of GSP who agreed to settle accounts payable owed to them into our common stock.

GSP was incorporated in the State of Delaware on January 3, 2020.

Corporate Structure

The following charts depict our organization structure.

Our Industry

The markets in which we operate are characterized by rapid technological changes, frequent new product introductions, established and emerging competition, extensive intellectual property disputes and litigation, price competition, aggressive marketing practices, evolving industry standards and changing customer preferences. Accordingly, our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies operating in rapidly changing and competitive markets.

Nutraceutical Industry

The nutraceutical industry focuses on nutritional supplements intended to improve longevity, sports fitness and provide health benefits in addition to the basic nutritional value present in food. Most people are familiar with various nutraceutical products—and have likely used them—even if they are unfamiliar with the industry name. Nutraceuticals comprise such commonly used items as herbal products, specific diet products, vitamins, processed foods and beverages, functional foods, isolated nutrients and other dietary products. Functional foods are foods that have a potentially positive effect on health beyond basic nutrition. A familiar example of a functional food is oatmeal because it contains soluble fiber that can help lower cholesterol levels. Some foods are also modified to have health benefits. An example is orange juice that has been fortified with calcium for bone health.

The following table prepared by the Council for Responsible Nutrition (www.crnusa.org), or CRN, depicts the types of supplements taken by the population in the different indicated categories beginning in 2018 and estimated through 2027. We sell products across all of these product categories, and we believe that our market share in each of these categories is currently less than 1%.

SOURCE: Council for Responsible Nutrition

The nutraceutical industry has experienced significant growth across the globe, propelled by the increasing age expectancies and associated increases in diseases of aging and lifestyle. A shift in demographics has also allowed manufacturers to benefit in recent years. The number of Americans ages 65 and older is projected to nearly double from 52 million in 2018 to 95 million by 2060, and the 65-and-older age group’s share of the total population will rise from 16% to 23%. Moreover, the CRN reported 77% of U.S. adults take dietary supplements.

According to a study by Grand View Research, Inc., amid the COVID-19 crisis, the global market for nutraceuticals is projected to grow from $412.7 billion in the year 2020 and reach $722.5 billion by 2027, growing at a compound annual growth rate, or CAGR, of 8.3% over the analysis period. The nutraceuticals market in the United States is estimated at $104.5 billion in the year 2021 according to Global Industry Analysts Inc. The U.S. currently accounts for a 34.57% share in the global market. Among the other noteworthy geographic markets are China, Japan and Canada, each forecast to grow at 9.6%, 6.3% and 6.7%, respectively, over the analysis period. Within Europe, Germany is forecast to grow at approximately 7.1% CAGR.

Nutraceuticals are garnering immense attention in recent years due to various trends including changing lifestyles, burgeoning middle-class segment across emerging economies, transforming dietary habits, aging population, and increased life expectancy. In addition, the focus of R&D based pharmaceutical sector on expensive specialty drugs is increasing the burden on the healthcare system as well as resulting in higher out-of-pocket costs for drugs driving the focus on prevention than intervention. The self-care trend across the world is driving strong demand for nutraceuticals including superfoods, food and dietary supplements, sports nutrition, and functional foods and beverages. Given the hectic lifestyles and the lack of time for consumption of the required nutrients through regular diet, the need for replenishing such essential nutrients is increasing. In this context, nutraceuticals are emerging to be the solution for meeting this requirement. Nutraceuticals are considered to be the vital link between health and food.

The market is also experiencing strong demand for personalized approaches to wellness that is driving product innovation in the areas of weight management, sports nutrition, and healthy snacking. Other noteworthy trends benefiting market prospects in the near term include emergence of clean labeling as a new norm owing to increasing focus of consumers on ingredient list on the product; innovative delivery technologies such as microencapsulation, which protects the product from adverse conditions such as light and air.

To our knowledge, the projections above for future periods do not take into account the effects of the worldwide coronavirus pandemic. Accordingly, those projections may be overstated and should not be given undue weight. At this time, we cannot predict the exact effects of the pandemic.

As the overall population continues to turn to healthier living in hopes of offsetting rising healthcare expenditures and preventing general subpar health conditions, we believe that the demand for nutraceutical industry products will resemble a similar trend.

Digital Marketing

As a result of our acquisition of Nexus, we have entered the digital marketing industry as a way to promote the products and brands that we sell. Digital marketing is a component of marketing that uses internet and online based digital technologies such as desktop computers, mobile phones and other digital media and platforms to promote products and services.

The COVID-19 pandemic resulted in people staying at home and/or working remotely from home, resulting in huge increase in online traffic. Clicks and display ads are among the most prominent forms of digital marketing initiatives. Clicks are expensive compared to display ads, as clicks ensure the customer is directed to the advertiser’s website. However, clicks provide a better return on investment.

According to Global Industry Analysis, Inc., the global market for digital advertising and marketing is estimated at $350 billion in the year 2020, and is projected to reach $786.2 billion by 2026, growing at a CAGR of 13.9% over the analysis period. The digital advertising and marketing market in the U.S. is estimated at $155.3 billion in the year 2021. We believe that our market share is currently less than 1%.

Our Operating Subsidiaries

BSNM

BSNM is a nutraceutical contract manufacturer. Since 1998, our strong manufacturing capabilities and dedication to our clients has enabled us to build relationships with hundreds of customers throughout the United States and around the world, including South America, Central America and Europe. We specialize in a wide variety of products to fill our client’s needs, from the private labeling of vitamins, dietary supplements, nutraceuticals, sport nutrition and broad-spectrum nutritional supplements. Our experienced team of scientists, formulators, and manufacturing experts have the years of knowledge necessary to take our client’s concepts all the way from initial idea to finished product. In addition, we can provide the support for a simple and cost-effective “turn key” solution to manufacturing existing formulations.

To meet the specific demands of any order, we have state-of-the-art manufacturing and packaging lines to decrease cost and maximize efficiencies. We certify that all products and labels meet stringent U.S. Food and Drug Administration, or FDA, requirements and our quality control associates will continually monitor the entire process until products are delivered. Our goal is to exceed our customer’s expectations with respect to product quality, service and price.

DSO

DSO manufactures, sells and owns the Smart for Life brand of natural health and wellness meal replacement products. The brand includes proprietary hunger suppressing functional foods that are designed to work with the body’s natural ability to lose weight. The program uses an exact protein-to-sugar ratio, a low glycemic index and glycemic load as well as multiple small meals throughout the day to deliver specific amounts of protein, super fibers and complex carbs to suppress hunger, keep sugar and insulin low and trigger the body’s release of the fat releasing hormone glucagon.

Our Smart for Life products deliver:

●	Hunger controlling protein mix

●	No toxins or preservatives

●	The right amount of protein per calorie ratio

●	NO insulin spike, lets glucagon do its job

●	A small amount of essential good fats

●	Right amount of complex carbs

DSO also develops premium supplements and commodities that will promote optimal health and wellness. This natural product line uses simple quality ingredients to help create a more sustainable lifestyle. DSO has over 15 years of experience providing high-quality products to premium retail locations and companies. DSO branded vitamins and supplements are also being sold through Amazon, and this sales channel is becoming a major contributor to the growth of the brand online. All products are packaged in eco-friendly and bio-degradable packaging.

GSP

GSP is a sports nutrition company. It offers nutritional supplements for athletes and active lifestyle consumers through a variety of wellness solutions and delivery methods, including powders, tablets and soft gels that are formulated to support energy and performance; nutrition and wellness; and focus and clarity.

GSP’s initial line of nutritional products are marketed under the Sports Illustrated Nutrition brand. The product line currently consists of whey protein isolate powder, tablet supplements for joint health, nitric oxide, post workout blends, Omega-3 supplements, and pre-workout supplements, among others.

We believe that the Sports Illustrated brand is one of the most recognized brands in sports and athletics. GSP has a license for the exclusive use of the Sports Illustrated brand (excluding the Sports Illustrated Swimsuit brand for which it has a right of first offer under the license) for certain dietary and nutritional supplements, in each case to be sold to/through certain approved accounts in the United States and Canada. See “—Intellectual Property” below for additional details regarding this license.

Nexus

Nexus operates a cost per action/cost per acquisition network. This network consists of hundreds of digital marketers who stand ready to market products introduced to the Nexus network. The cost per action/cost per acquisition model is where digital marketers are paid for an action (e.g., a product sale or lead generation) that is taken as a direct result of their marketing efforts. Through the digital marketer’s method of marketing, the digital marketer sends traffic to one of the product vendor’s offers listed on the network.

Nexus’ has relationships with both product vendors and digital marketers. A product vendor is a Nexus customer that has products, whether digital or physical, for sale and is looking for increased sales through digital marketing avenues from digital marketers. Digital marketers are Nexus contractors that engage in digital marketing. An example of a digital marketer is someone who has a strong Facebook following, or a strong knowledge of Facebook ad marketing. Other examples include google ad marketing or email marketers who send marketing messages to an opted in list of subscribers. Historically, Nexus’ customers consisted exclusively of owners of digital products that were also delivered digitally. Following our acquisition of Nexus, BSNM, DSO, GSP, as well as any additional nutraceutical companies that we acquire in the future, will also become customers of Nexus. Nexus will use its online marketplace to market our nutraceutical products through its network of digital marketers. Our nutraceutical product companies will then sell and physically deliver the nutraceutical products to the end users identified through the efforts of the digital marketers. Nexus has the ability to “plug and play” with any of the products sold by companies that we may acquire in the future as we can take the consumer facing products being sold by those companies and seamlessly add them to the Nexus network to generate sales.

Product vendors come to Nexus to increase sales of their products and digital marketers come to Nexus to receive a commission in exchange for their marketing efforts, which are designed to generate sales for the product vendors. When a digital marketer’s marketing efforts results in a sale of a product by a product vendor, the digital marketer is then credited with a commission. The product vendor is billed weekly for the sales that the product vendor makes during the week as the result of such digital marketers’ marketing efforts. The product vendor pays Nexus and Nexus pays the digital marketer. This is an anonymous transaction as digital marketers and product vendors are only defined inside the marketplace by an offer name (product vendor) and an affiliate number (digital marketer).

Manufacturing, Distribution and Quality Control

BSNM operates a 22,000 square foot manufacturing facility in Doral, Florida. This facility primarily focuses on the contract manufacturing of vitamins and supplements, with a particular emphasis on the production of tablets, capsules and powders, along with turn-key solutions for packaging these health and wellness products in a wide variety of bottles, jars, sachets and stick packs. From inception through December 31, 2021, it has manufactured nutritional products for approximately 240 companies, and during the year ended December 31, 2021, it manufactured nutritional products for approximately 25 companies.

DSO operates a 30,000 square foot manufacturing facility in Riviera Beach, Florida. This facility is primarily focused on the production of natural health and wellness meal replacement products, including nutrition bars, cookies, soups and shakes, as well as some vitamin and supplement capabilities such as powders.

GSP relies on third-party contract manufacturers to manufacture its products.

All our manufacturing operations are subject to good manufacturing practices, or GMPs, promulgated by the FDA and other applicable regulatory standards. We believe our manufacturing processes comply with the GMPs for dietary supplements or foods, and our manufacturing and distribution facilities generally have sufficient capacity to meet our current business requirements and our currently anticipated sales. We place special emphasis on quality control. We assign lot numbers to all raw materials and initially hold them in quarantine while our quality department evaluates them for compliance with established specifications. Once released, we retain samples and process the material according to approved formulas by blending, mixing and technically processing as necessary. We manufacture products in final delivery form as a capsule, tablet, powder, or nutrition bar. After a product is manufactured, our laboratory analysts test its weight, purity, potency, disintegration and dissolution, if applicable, utilizing both internal equipment and third-party labs. We hold the product in quarantine until we complete the quality evaluation and determine that the product meets all applicable specifications before packaging. When the manufactured product meets all specifications, our automated packaging equipment packages the product with at least one tamper-evident safety seal and affixes a label, an indelible lot number and, in most cases, the expiration or “best by” date.

Our manufacturing operations are designed to allow low-cost production of a wide variety of products of different quantities, physical sizes and packaging formats, while maintaining a high level of customer service and quality. Flexible production line changeover capabilities and reduced cycle times allow us to respond quickly to changes in manufacturing schedules and customer demands.

We have inventory control systems at our facilities that track each manufacturing and packaging component as we receive it from our supply sources through manufacturing and shipment of each product to customers. To facilitate this tracking, most products we sell are bar coded. We believe our distribution capabilities increase our flexibility in responding to our customers’ delivery requirements.

Raw Materials and Suppliers

In fiscal 2021 and 2020, we spent approximately $3,454,000 and $801,000, respectively, on raw materials, excluding packaging and similar product materials. The principal raw materials required in our operations are vitamins, minerals, herbs, and gelatin. We believe that there are adequate sources of supply for all our principal raw materials, and in general we maintain two to three suppliers for many of our raw materials. From time to time, weather or unpredictable fluctuations in the supply and demand may affect price, quantity, availability, or selection of raw materials. We believe that our strong relationships with our suppliers yield high quality, competitive pricing, and overall good service to our customers. Although we cannot be sure that our sources of supply for our principal raw materials will be adequate in all circumstances, we believe that we can develop alternate sources in a timely and cost-effective manner if our current sources become inadequate. During fiscal 2021, no one raw material supplier accounted for more than 10% of our raw material purchases. Due to availability of numerous alternative raw material suppliers, we do not believe that the loss of any single raw material supplier would have a material adverse effect on our consolidated financial condition or results of operations. See Item 1A “Risk Factors—Risks Related to Our Business and Industry—An increase in the price and shortage of supply of key raw materials could adversely affect our business.”

Sales and Marketing

We employ many different techniques and strategies within our marketing initiatives. These include direct to consumer outreach, use of influencers, Facebook targeting, focused e-mail campaigns, TV/Video spots and traditional media. Our marketing goal is always to increase visibility and relevance of our brands in the minds of our customers and potential customers. We hope to expand our programs to include experimental marketing techniques in the future.

We recently acquired Nexus, which we believe will become a value-added component of our marketing strategies.

Customers

BSNM, DSO and GSP sell products to customers under individual purchase orders placed by them under their standard terms and conditions of sale. These terms and conditions generally include insurance requirements, representations by us with respect to the quality of our products and our manufacturing process, our obligations to comply with law, and indemnifications by us if we breach our representations or obligations. There is no commitment from any customer to purchase from us, or from us to sell to them, any minimum amount of product. During fiscal 2021, Amazon, Twinlab and Costco accounted for 29%, 22% and 15%, respectively, of our total revenues.

As described above, Nexus’ customers are product vendors. Although the number of customers that Nexus has fluctuates from year to year, it has established long-term relationships with its significant product vendors, but it does not have long-term contracts with any of its customers. The relationship with customers can be terminated at any time by either party; however, as a result of Nexus’ extensive network of digital marketers, which drive sales for product vendors, the average length of Nexus’ relationships with its significant customers is 3 years. Most of Nexus’ customers are acquired through existing customer referrals. Nexus also attends Internet marketing conferences to promote is service.

The loss of any major customer would have a material adverse effect on us if we were unable to replace that customer. See Item 1A “Risk Factors—Risks Related to Our Business and Industry—Our major customers account for a significant portion of our consolidated net sales and the loss of any major customer could have a material adverse effect on our results of operations.”

Competition

The nutraceutical industry is highly competitive. Our competitors include a number of large, nationally known brands such as Nature Made (Pharmavite), Nature’s Bounty, GNC, Spectrum (Hain Celestial), Country Life, Garden of Life and Jarrow Formulas, and many smaller brands, manufacturers and distributors. The sales of products through online marketplace platforms such as Amazon and firms’ websites continue to expand. Private label products also provide competition to our products. Whole Foods Market, Walmart, CVS, Walgreens and many health stores also sell a portion of their nutritional supplement offerings under their own private labels. Private label products are often sold at a discount to branded products. We also compete with distributors that sell products to health stores as well as mass market retailers such as United Natural Foods and KeHE Distributors. In addition, several major pharmaceutical companies continue to offer nutritional supplement lines in the mass market, including Centrum (Pfizer and GSK) and One-A-Day (Bayer). Pharmaceutical companies also offer prescription and over-the-counter products that are or may be competitive with nutritional supplements, particularly with regard to certain categories of products. Finally, as the nutraceutical market generally has low barriers to entry, additional competitors enter the market regularly.

Nexus’ competitors would be any digital marketing agency in the cost per acquisition space looking to acquire exclusive advertiser offers and high end publishers who can send high amounts of traffic through digital marketing media. Examples include Ca$hNetwork, OfferBlueprint and MaxBounty.

Competitive Strengths

Based on management’s belief and experience in the industry, we believe that the following competitive strengths enable us to compete effectively.

●	Proprietary manufacturing facilities. BSNM and DSO own and operate proprietary manufacturing facilities, which allow for a high level of managerial control over all aspects of production, including sourcing, logistics and maintaining the highest levels of quality during the manufacturing process. Through direct ownership, we are able to optimize our sales and marketing practices and provide a completely integrated approach, all solidified by a single manufacturing platform for capsules, tablets, powders and various other delivery methods for all vitamins and supplements. In addition, as a private label contract manufacturer for third parties, we can provide a turnkey solution for brands and retailers who want to minimize their supply chain disruption and maximize their control over product flow to end customers. In addition, as a middle market-sized contract manufacturer, we are not encumbered by the often overly complex processes that our larger competitors may have. We can be nimble and highly adaptable, “flexing” with our customers’ needs as they change over time, which allows us to better service our ever-expanding international client base. We are able to maintain a competitive advantage due to our vertically integrated operational control. This vertical integration also allows us to minimize intellectual property and data security risks, while also eliminating costs, improving focus, optimizing quality and launching with a faster time-to-market for new products. We retain control over every step of the manufacturing processes, allowing us to establish our own institutional advantages and maximize efficiencies.

●	Established and trusted brands. Smart for Life, Doctors Scientific Organica and Sports Illustrated Nutrition are well-established brands in the in the health and wellness industry. In particular, Smart for Life products are currently sold in many of the largest big-box retailers in the United States and Canada, including Costco, Walmart, Sam’s Club, BJ’s and Publix, as well as through online channels such as Amazon. DSO has established a dedicated following of consumers that are strong believers in the high-quality vitamins and supplements it sells to its customers, along with the eco-friendly and bio-degradable packaging, with Amazon sales numbers continuing to increase as a result. We believe that the Sports Illustrated brand is one of the most recognized brands in sports and athletics. In connection with our acquisition of GSP, we acquired a license for the exclusive use of the Sports Illustrated brand (excluding the Sports Illustrated Swimsuit brand for which we have a right of first offer under the license) for certain dietary and nutritional supplements, in each case to be sold to/through certain approved accounts in the United States and Canada.

●	Client focused innovative research and development. We believe that our research and development team adds significant value to our company and our customers and is a differentiating factor for our company. We strive to be technology driven leveraging technology, science, and innovation in our research and development efforts. We work closely with our clients to create and develop new and exciting products. We frequently work directly with our customers in our research and development labs to create innovative solutions that create value for our customers in a timely manner. Our team works closely with physicians to create novel wholesome products that add nutritional and functional value.

●	Ability to market through captive marketing subsidiary. We believe that our subsidiary, Nexus, allows us access to a broad spectrum of marketing tools to be utilized across the entire spectrum of our products. We believe that having an experienced management team and existing customer base accessible to all of our other brands in our portfolio will allow us to drive sales and revenue of existing products as well as test new product offerings generated through our research and development.

●	Referral only network based on long term relationships. Nexus operates a referral only network, meaning that all of its digital marketers are referred. There is no way to get a Nexus account other than being directly referred by a known good account holder. This allows Nexus to stem any fraudulent traffic, which we believe is a substantial competitive advantage for product vendors. Nexus has also established long term relationships with its product vendors and offers competitive bonuses for its digital marketer base. We believe that these factors set Nexus apart from its competition.

Growth Strategies

We will strive to grow our business by pursuing the following growth strategies.

●	Acquisition of additional businesses. The nutritional products industry is highly fragmented with a large pool of companies generating less than $20 million in revenues representing significant opportunity for industry consolidation. Over the next 24 months, we plan to acquire multiple companies aggregating a minimum of $100 million in annualized revenues with the number of prospective acquisitions in the pipeline representing over $50 million in additional revenue. As noted above, we also do not currently have sufficient capital to complete these acquisitions. We intend to raise capital for additional acquisitions primarily through debt financing at our operating company level, additional equity offerings by our company, or by undertaking a combination of any of the above. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. There is no guarantee that we will be able to acquire additional businesses under the terms outlined above or that we will be able to find additional acquisition candidates should we terminate our plans for any of our current acquisition targets.

●	Increase sales from existing and new customers. We expect to continue to drive growth for our consumer products branded business through our increased focus on our top brands and continued expansion in various health and wellness categories, which we expect to result in incremental shelf space with existing customers and new customer additions. We expect that our focus on delivering tangible benefits to consumers through product innovation will not only benefit us but also benefit our customers. Our ability to supply both branded and private label products broadens and deepens our partnerships with key retail customers, providing us more opportunities for category leadership and growth. We view the private label business as an important and valuable service that we provide to key accounts.

●	Further penetrate international markets. Our products are currently marketed and sold in approximately two countries. In fiscal 2021, approximately 14% of our sales were to customers outside the United States. We plan to capitalize on our marketing and distribution capabilities to drive incremental international sales of our consumer product brands in emerging markets, which are characterized by a rising middle class and a strong demand for high quality nutritional and wellness products from U.S.-based manufacturers.

●	Drive productivity through operational efficiencies. We expect to continue to focus on improving efficiency across our operations to allow us to reduce costs in our manufacturing facilities as well as across our overhead cost areas. Our recent acquisition of DSO significantly increased our production capacity. In addition, we have launched an initiative to optimize our product portfolio, which we expect will enable further efficiencies across our manufacturing network. We are also introducing new initiatives that leverage automation, standardization and simplification and are expected to increase productivity across our operations.

Intellectual Property

We believe trademark protection is particularly important to the maintenance of the recognized brand names under which we market our products. We own or have rights to material trademarks or trade names that we use in conjunction with the sale of our products, including the Smart for Life, Doctors Scientific Organica and Sports Illustrated Nutrition brand names. We also own website domain names and have proprietary methodologies that we use in our manufacturing businesses. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

In January 2020, GSP entered into a license agreement, which was amended on June 1, 2020 and August 1, 2021, for the exclusive use of the Sports Illustrated brand (excluding the Sports Illustrated Swimsuit brand for which GSP has a right of first offer under the license) in the United States and Canada for dietary and nutritional supplements in the form of capsules, softgel tablets, chewable tablets, lozenges, gummies, protein bars, and protein powders and concentrates for preparing sports drinks or energy drinks, and the non-exclusive right to use the brand for the production and sale of shaker bottles, in each case to be sold to/through certain approved accounts in the United States and Canada.

As consideration for the license, GSP must pay royalties in an amount that is between 4% and 14% of net sales (as defined in the license agreement) with certain amounts guaranteed in advance. The aggregate amount of such guaranteed royalties is $1 million for the initial term of the license agreement. In addition, GSP must contribute an amount ranging between 1% and 3% of its net sales to a common marketing fund, to be spent on an annual basis on marketing efforts, including advertising and promotional campaigns.

The license agreement has a term of five years ending on December 31, 2024, with a right to renew for an additional five-year term by providing written notice of renewal between June 1, 2023 and July 31, 2023. The licensor may terminate the license agreement upon breach by GSP of the payment or other terms of the license agreement (which is not cured within the applicable cure period, if any, if such breach is capable of cure) or in the event of certain other customary termination events.  GSP may terminate the license agreement upon a material breach by the licensor if such breach is not cured with thirty (30) business days of the licensor’s receipt of written notice thereof.

We protect our intellectual property rights through a variety of methods, including trademark, patent and trade secret laws, as well as confidentiality agreements and proprietary information agreements with vendors, employees, consultants and others who have access to our proprietary information. Protection of our intellectual property often affords us the opportunity to enhance our position in the marketplace by precluding our competitors from using or otherwise exploiting our technology and brands. We are also a party to several intellectual property license agreements relating to certain of our products. The duration of our trademark registrations is generally 10, 15 or 20 years, depending on the country in which the marks are registered, and we can renew the registrations. The scope and duration of our intellectual property protection varies throughout the world by jurisdiction and by individual product. Our global trademark portfolio, with the aforementioned registration durations, consists of our core marks for our business and our proprietary product brands which drive significant brand awareness for all of our businesses.  Our proprietary product formulas and recipes, maintained as trade secrets, are significant to our growth and success as they form the foundation for our production and sales of effective, high quality products.

Employees

As of December 31, 2021, we had approximately 114 employees with approximately 80 of such employees being engaged in our manufacturing operations and the balance being engaged in management or middle management. None of our employees are represented by labor unions, and we believe that we have an excellent relationship with our employees.

Regulation

Our business is subject to varying degrees of regulation by a number of government authorities in the United States, including the FDA, the Federal Trade Commission, or the FTC, the Consumer Product Safety Commission, or the CPSC, the U.S. Department of Agriculture, or the USDA, and U.S. Environmental Protection Agency, or the EPA. Various agencies of the state and localities in which we operate and in which our products are sold also regulate our business.

The areas of our business that these and other authorities regulate include, among others:

●	product claims and advertising;

●	product labels;

●	product ingredients; and

●	how we manufacture, package, distribute, import, export, sell and store our products.

In addition, our products sold in foreign countries are also subject to regulation under various national, local and international laws that include provisions governing, among other things, the formulation, manufacturing, packaging, labeling, advertising and distribution of dietary supplements and over-the-counter drugs.

As a result of the acquisition of Nexus, we are also subject to laws and regulations generally applicable to providers of digital marketing services, including federal and state laws and regulations governing data security and privacy, unfair and deceptive acts and practices, advertising and content regulation.

We are also subject to a variety of other regulations in the United States, including those relating to taxes, employment, import and export, and intellectual property.

Food and Drug Administration

The Dietary Supplement Health and Education Act of 1994, or DSHEA, amended the Federal Food, Drug, and Cosmetic Act, or the FDC Act, to establish a new framework governing the composition, safety, labeling, manufacturing and marketing of dietary supplements. Generally, under the FDC Act, dietary ingredients (i.e., vitamins; minerals; herb or other botanical; amino acids; or dietary substances for use by humans to supplement diet by increasing total dietary intake; or any concentrate, metabolite, constituent, extract or combination of any of the above) that were marketed in the United States prior to October 15, 1994 may be used in dietary supplements without notifying the FDA. New dietary ingredients (i.e., dietary ingredients that were not marketed in the United States before October 15, 1994) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been “present in the food supply as an article used for food” without being “chemically altered.” A new dietary ingredient notification must provide the FDA evidence of a “history of use or other evidence of safety” establishing that use of the dietary ingredient “will reasonably be expected to be safe.” A new dietary ingredient notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient. The FDA may determine that a new dietary ingredient notification does not provide an adequate basis to conclude that a dietary ingredient is reasonably expected to be safe. Such a determination could prevent the marketing of such dietary ingredient.

In 2011 and 2016, the FDA issued draft guidance setting forth recommendations for complying with the new dietary ingredient notification requirement. Although FDA guidance is non-binding and does not establish legally enforceable responsibilities, and companies are free to use an alternative approach if the approach satisfies the requirements of applicable laws and regulations, FDA guidance is a strong indication of the FDA’s current thinking on the topic discussed in the guidance, including its position on enforcement. At this time, it is difficult to determine whether the 2016 draft guidance (which replaced the 2011 draft guidance), if finalized, would have a material impact on our operations. However, if the FDA were to enforce the applicable statutes and regulations in accordance with the draft guidance as written, such enforcement could require us to incur additional expenses, which could be significant, and negatively impact our business in several ways, including, but not limited to, enjoining the manufacturing of our products until the FDA determines that we are in compliance and can resume manufacturing, increasing our liability and reducing our growth prospects.

The FDA or other agencies could take actions against products or product ingredients that, in their determination, present an unreasonable health risk to consumers that would make it illegal for us to sell such products. In addition, the FDA could issue consumer warnings with respect to the products or ingredients in such products that are sold in our stores. Such actions or warnings could be based on information received through FDC Act-mandated reporting of serious adverse events.

We take a number of actions to ensure the products we sell comply with the FDC Act.  Some of these actions include maintaining and continuously updating a list of restricted ingredients that will be prohibited from inclusion in any products that we sell.  In addition, we have developed and maintain a list of ingredients that we believe comply with the applicable provisions of the FDC Act. As is common in our industry, we rely on some third-party vendors to ensure that the products they manufacture and sell to us comply with all applicable regulatory and legislative requirements. In general, we seek representations and warranties, indemnification and/or insurance from our vendors. However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in our products. In addition, the failure of such products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or remove such products from the market, which in certain cases could materially and adversely affect our business, financial condition and results of operations. A removal or recall could also result in negative publicity and damage to our reputation that could reduce future demand for our products. In the past, we have attempted to offset any losses related to recalls and removals with reformulated or alternative products; however, there can be no assurance that we would be able to offset all or any portion of losses related to any future removal or recall.

The FDC Act permits structure/function claims to be included in labels and labeling for dietary supplements without FDA pre-market approval. However, companies must have substantiation that the claims are “truthful and not misleading”, and must submit a notification with the text of the claims to the FDA no later than 30 days after marketing the dietary supplement with the claims. Permissible structure/function claims may describe how a particular nutrient or dietary ingredient affects the structure, function or general well-being of the body, or characterize the documented mechanism of action by which a nutrient or dietary ingredient acts to maintain such structure or function. The label or labeling of a product marketed as a dietary supplement may not expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat or prevent a disease (i.e. a disease claim). If the FDA determines that a particular structure/function claim is an unacceptable disease claim that causes the product to be regulated as a drug, a conventional food claim or an unauthorized version of a “health claim,” or, if the FDA determines that a particular claim is not adequately supported by existing scientific data or is false or misleading in any particular, we would be prevented from using the claim and would have to update our product labels and labeling accordingly.

In addition, DSHEA provides that so-called “third-party literature,” e.g., “a publication, including an article, a chapter in a book, or an official abstract of a peer-reviewed scientific publication that appears in an article and was prepared by the author or the editors of the publication” supplements, when reprinted in its entirety, may be used “in connection with the sale of a dietary supplement to consumers” without the literature being subject to regulation as labeling. Such literature: (1) must not be false or misleading; (2) may not “promote” a particular manufacturer or brand of dietary supplement; (3) must present a balanced view or is displayed or presented with other such items on the same subject matter so as to present a balanced view of the available scientific information; (4) if displayed in an establishment, must be physically separate from the dietary supplements; and (5) should not have appended to it any information by sticker or any other method. If the literature fails to satisfy each of these requirements, we may be prevented from disseminating such literature with our products, and any continued dissemination could subject our product to regulatory action as an illegal drug.

In June 2007, pursuant to the authority granted by the FDC Act as amended by DSHEA, the FDA published detailed GMP regulations that govern the manufacturing, packaging, labeling and holding operations of dietary supplement manufacturers. The GMP regulations, among other things, impose significant recordkeeping requirements on manufacturers. The GMP requirements are in effect for all dietary supplement manufacturers, and the FDA conducts inspections of dietary supplement manufacturers pursuant to these requirements. There remains considerable uncertainty with respect to the FDA’s interpretation of the regulations and their actual implementation in manufacturing facilities.

In addition, the FDA’s interpretation of the regulations governing dietary supplements will likely change over time as the agency becomes more familiar with the industry and the regulations. The failure of a manufacturing facility to comply with the GMP regulations renders products manufactured in such facility “adulterated,” and subjects such products and the manufacturer to a variety of potential FDA enforcement actions. In addition, under the Food Safety Modernization Act, or FSMA, which was enacted in January 2011, the manufacturing of dietary ingredients contained in dietary supplements will be subject to similar or even more burdensome manufacturing requirements, which will likely increase the costs of dietary ingredients and will subject suppliers of such ingredients to more rigorous inspections and enforcement. The FSMA will also require importers of food, including dietary supplements and dietary ingredients, to conduct verification activities to ensure that the food they might import meets applicable domestic requirements.

The FDA has broad authority to enforce the provisions of federal law applicable to dietary supplements, including powers to issue a public warning or notice of violation letter to a company, publicize information about illegal products, detain products intended for import, require the reporting of serious adverse events, require a recall of illegal or unsafe products from the market, and request the Department of Justice to initiate a seizure action, an injunction action or a criminal prosecution in the United States courts.

The FSMA expands the reach and regulatory powers of the FDA with respect to the production and importation of food, including dietary supplements. The expanded reach and regulatory powers include the FDA’s ability to order mandatory recalls, administratively detain domestic products, and require certification of compliance with domestic requirements for imported foods associated with safety issues. FMSA also gave FDA the authority to administratively revoke manufacturing facility registrations, effectively enjoining manufacturing of dietary ingredients and dietary supplements without judicial process. The regulation of dietary supplements may increase or become more restrictive in the future.

Federal Trade Commission

The FTC exercises jurisdiction over the advertising of dietary supplements and other health-related products and requires that all advertising to consumers be truthful and non-misleading. The FTC actively monitors the dietary supplement space and has instituted numerous enforcement actions against dietary supplement companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. FTC enforcement actions may result in consent decrees, cease and desist orders, judicial injunctions and the payment of fines with respect to advertising claims that are found to be unsubstantiated.

Environmental Regulation

Our facilities and operations, in common with those of similar industries making similar products, are subject to many federal, state, provincial and local requirements, rules and regulations relating to the protection of the environment and of human health and safety, including those regulating the discharge of materials into the environment. We continually examine ways to reduce our emissions, minimize waste and limit our exposure to any liabilities, as well as decrease costs related to environmental compliance. Costs to comply with current and anticipated environmental requirements, rules and regulations and any estimated capital expenditures for environmental control facilities are not anticipated to be material when compared with overall costs and capital expenditures. Accordingly, we do not anticipate that such costs will have a material effect on our financial position, results of operations, cash flows or competitive position.

New Legislation or Regulation

Legislation may be introduced which, if passed, would impose substantial new regulatory requirements on dietary supplements and other health products. We cannot determine what effect additional domestic or international governmental legislation, regulations, or administrative orders, when and if promulgated, would have on our business in the future. New legislation or regulations may require the reformulation of certain products to meet new standards, require the recall or discontinuance of certain products not capable of reformulation, impose additional record keeping or require expanded documentation of the properties of certain products, expanded or different labeling or scientific substantiation.

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should carefully read and consider all of the risks described below, together with all of the other information contained or referred to in this report, before making an investment decision with respect to our securities. If any of the following events occur, our financial condition, business and results of operations (including cash flows) may be materially adversely affected. In that event, the market price of our stock could decline, and you could lose all or part of your investment.

Risks Related to Our Business and Industry

We are an early-stage company with a limited operating history.

We were organized as a Delaware corporation in February 2017. We have a limited history upon which you can evaluate our business and prospects. Our prospects must be considered in light of the risks encountered by companies in the early stages of development in highly competitive markets, particularly the markets for nutraceuticals and related products. You should consider the frequency with which early-stage businesses encounter unforeseen expenses, difficulties, complications, delays and other adverse factors. These risks are described in more detail below.

We have incurred losses since our inception, and we may not be able to manage our businesses on a profitable basis.

We have generated losses since inception and have relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support our operations. For the year ended December 31, 2021, we generated an operating loss of $5,240,821 and a net loss of $7,765,523. We cannot assure you that we will achieve profitably or that we will have adequate working capital to meet our obligations as they become due. Management believes that our success will depend on our ability to successfully complete additional acquisitions of profitable nutraceutical companies and related products as well as develop our own brands. We cannot guarantee that we will be successful in completing acquisitions or any other companies or products, that we will successfully integrate acquired companies, or that we will be able to successfully develop our own brands. We cannot assure you that even if we are successful in completing the acquisitions or in developing our own branded products, we will be successful in profitably managing such companies, acquired assets and brands. We cannot assure you that we will maintain profitability for any period of time or that investors will not lose their entire investment.

The COVID-19 pandemic may cause a material adverse effect on our business.

Starting in late 2019, a novel strain of the coronavirus, or COVID-19, began to rapidly spread around the world and every state in the United States. At this time, there continues to be significant volatility and uncertainty relating to the full extent to which the COVID-19 pandemic and the various responses to it will impact our business, operations and financial results.

Most states and cities have at various times instituted quarantines, restrictions on travel, “stay at home” rules, social distancing measures and restrictions on the types of businesses that could continue to operate, as well as guidance in response to the pandemic and the need to contain it. Based on the nature of the business in our facilities in Doral and Riviera Beach, neither facility closed or operated at reduced capacity for our production and packaging operations. However, the situation surrounding COVID-19 remains fluid, and we may be required to close or limit capacity in our facilities in response to guidance from applicable government and public health officials, which could adversely affect our operations and revenues.

In addition, we are dependent upon certain contract manufacturers and suppliers and their ability to reliably and efficiently fulfill our orders is critical to our business success. The COVID-19 pandemic has impacted and may continue to impact certain of our manufacturers and suppliers. As a result, we have faced and may continue to face delays or difficulty sourcing certain products and raw materials, which could negatively affect our business and financial results. Even if we are able to find alternate sources for such raw materials, they may cost more, which could adversely impact our profitability and financial condition.

The global deterioration in economic conditions, which may have an adverse impact on discretionary consumer spending, could also impact our business and demand for our products. For instance, consumer spending may be negatively impacted by general macroeconomic conditions, including a rise in unemployment, and decreased consumer confidence resulting from the pandemic. Changing consumer behaviors as a result of the pandemic may also have a material impact on our revenue.

The spread of COVID-19 has also adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The pandemic has resulted, and may continue to result, in a significant disruption of global financial markets, which may reduce our ability to access capital in the future, which could negatively affect our liquidity.

If the COVID-19 pandemic does not continue to slow and the spread of COVID-19 is not contained, our business operations, including those of our contract manufacturers and suppliers, could be further delayed or interrupted. We expect that government and health authorities may announce new or extend existing restrictions, which could require us to make further adjustments to our operations in order to comply with any such restrictions. We may also experience limitations in employee resources. In addition, our operations could be disrupted if any of our employees were suspected of having COVID-19, which could require quarantine of some or all such employees or closure of our facilities for disinfection. The duration of any business disruption cannot be reasonably estimated at this time but may materially affect our ability to operate our business and result in additional costs.

The extent to which the COVID-19 pandemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted as of the date of this report, including the effectiveness of vaccines and other treatments for COVID-19, and other new information that may emerge concerning the severity of the pandemic and steps taken to contain the pandemic or treat its impact, among others. Nevertheless, the pandemic and the current financial, economic and capital markets environment, and future developments in the global supply chain and other areas present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

If we fail to implement our business plan and complete acquisitions as planned, our mission will fail and our business will suffer accordingly.

Our mission is the creation of a world-class nutraceutical company engaged in the development, manufacture and sales of quality nutraceutical and related health and lifestyle products for distribution to an expanding global marketplace. We expect that our holding company strategy through which we plan to acquire profitable but undervalued target companies and products will enable us to accelerate the development and expansion of our product portfolio, manufacturing capacity and distribution channels. If we are unable execute our strategy of completing acquisitions as planned, we will not be able to fulfill our mission or grow our business.

Our acquisitions may result in significant transaction expenses, integration and consolidation risks, and we may be unable to profitably operate our consolidated company.

We are structured as a holding company and we have executed a buy and hold strategy. We are engaged in the business of acquisition, operation and management of nutraceutical and related products. Our acquisitions may result in significant transaction expenses and present new risks associated with entering additional markets or offering new products and services and integrating the acquired companies. We may not have sufficient management, financial and other resources to integrate companies we acquire or to successfully operate new businesses and we may be unable to profitably operate our expanded company. Moreover, any new businesses that we may acquire, once integrated with our existing operations, may not produce expected or intended results.

We may not be able to manage future growth effectively.

We expect to continue to experience significant growth. Should we keep growing rapidly, our financial, management and operating resources may not expand sufficiently to adequately manage our growth. If we are unable to manage our growth, our costs may increase disproportionately, our future revenues may not grow or may decline, and we may face dissatisfied customers. Our failure to manage our growth may adversely impact our business and the value of your investment.

Our ability to obtain continued financing is critical to the growth of our business. We will need additional financing to fund operations, which additional financing may not be available on reasonable terms or at all.

Our future growth, including the potential for future market expansion will require additional capital. We will consider raising additional funds through various financing sources, including the procurement of commercial debt financing. However, there can be no assurance that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to execute our growth strategy, and operating results may be adversely affected. Any additional debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility.

Our ability to obtain financing may be impaired by such factors as the capital markets, both generally and specifically in our industry, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, are not sufficient to satisfy our capital needs, we may be required to decrease the pace of, or eliminate, our future product offerings and market expansion opportunities and potentially curtail operations.

Unfavorable publicity or consumer perception of our products and any similar products distributed by other companies could have a material adverse effect on our business.

We believe the nutritional supplement market is highly dependent upon consumer perception regarding the safety, efficacy and quality of nutritional supplements generally, as well as of products distributed specifically by us. Consumer perception of our products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, national media attention and other publicity regarding the consumption of nutritional supplements. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the nutritional supplement market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the demand for our products and our business, results of operations, financial condition and cash flows. Our dependence upon consumer perceptions means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, whether or not accurate or with merit, could have a material adverse effect on us, the demand for our products, and our business, results of operations, financial condition and cash flows. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of nutritional supplements in general, or our products specifically, or associating the consumption of nutritional supplements with illness, could have such a material adverse effect. Such adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products appropriately or as directed.

Our success is linked to the size and growth rate of the vitamin, mineral and supplement market and an adverse change in the size or growth rate of that market could have a material adverse effect on us.

An adverse change in size or growth rate of the vitamin, mineral and supplement market could have a material adverse effect on us. Underlying market conditions are subject to change based on economic conditions, consumer preferences, the impact of COVID-19 and other factors that are beyond our control, including media attention and scientific research, which may be positive or negative.

General economic conditions, including a prolonged macroeconomic downturn, may negatively affect consumer purchases, which could adversely affect our sales, as well as our ability to access credit on terms previously obtained.

Our results are dependent on a number of factors impacting consumer spending, including general economic and business conditions; consumer confidence; wages and employment levels; the housing market; consumer debt levels; availability of consumer credit; credit and interest rates; fuel and energy costs; energy shortages; taxes; and general political conditions, both domestic and abroad. Consumer product purchases, including purchases of our products, may decline during recessionary periods. A prolonged downturn or an uncertain outlook in the economy may materially adversely affect our business, revenues and profits and the market price of our common stock, and we cannot be certain that funding for our capital needs will be available from our existing financial institutions and the credit markets if needed, and if available, to the extent required and on acceptable terms. If we cannot obtain funding when needed, in each case on acceptable terms, we may be unable to adequately fund our operating expenses and fund required capital expenditures, which may have an adverse effect on our revenues and results of operations.

We operate in highly competitive and fast-evolving industries, and our failure to compete effectively could affect our market share, financial condition and growth prospects adversely.

The markets in which we operate are characterized by rapid technological changes, frequent new product introductions, established and emerging competition, extensive intellectual property disputes and litigation, price competition, aggressive marketing practices, evolving industry standards and changing customer preferences. Accordingly, our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies operating in rapidly changing and competitive markets.

The nutritional supplement industry is a large and growing industry and is highly fragmented in terms of both geographical market coverage and product categories. The market for nutritional supplements is highly competitive in all our channels of distribution. We compete with companies that may have broader product lines or larger sales volumes, or both, than we do, and our products compete with nationally advertised brand name products. These national brand companies have resources greater than ours. Numerous companies compete with us in the development, manufacture and marketing of nutritional supplements worldwide. The market is highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. We also may face competition from low-cost entrants to the industry, including from international markets. Increased competition from companies that distribute through the wholesale channel, especially the private label market, could have a material adverse effect on our business, results of operations, financial condition and cash flows as these competitors may have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities far greater than ours. We are also subject to competition in the attraction and retention of employees.  Many of our competitors have greater financial resources and can offer employees compensation packages with which it is difficult for us to compete.

As a result of our acquisition of Nexus, we have also entered the digital marketing industry as a way to promote the products and brands that we sell. We compete with other advertising service providers that may reach our target audience by means that are more effective than our services. Further, if such other providers of advertising have a long operating history, large product and service suites, more capital resources and broad international or local recognition, our operating results may be adversely affected if we cannot successfully compete.

The digital advertising market is rapidly developing. Accordingly, the development of the markets in which we operate makes it difficult to evaluate the viability and sustainability of our business and its acceptance by advertisers and clients. We cannot assure you that we will be profitable every year. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in operating losses.

We may not be able to compete effectively in some or all our markets, and our attempt to do so may require us to reduce our prices, which may result in lower margins. Failure to compete effectively could have a material adverse effect on our market share, business, results of operations, financial condition, cash flows and growth prospects.

Our major customers account for a significant portion of our consolidated net sales and the loss of any major customer could have a material adverse effect on our results of operations.

During fiscal 2021, Amazon, Twinlab, and Costco accounted for 29%, 22% and 15%, respectively, of our total revenues. We do not have a long-term contract with any major customer, and the loss of any major customer could have a material adverse effect on our results of operations. In addition, our results of operations and ability to service our debt obligations would be impacted negatively to the extent that any major customer is unable to make payments to us or does not make timely payments on outstanding accounts receivables.

Failure to develop new products and production technologies or to implement productivity and cost reduction initiatives successfully may harm our competitive position.

Our business depends significantly on the development of commercially viable new products as well as process technologies. If we are unsuccessful in developing new products and production processes in the future, our competitive position and results of operations may be negatively affected. However, as we invest in new technology, we face the risk of unanticipated operational or commercialization difficulties, including an inability to obtain necessary permits or governmental approvals, the development of competing technologies, failure of facilities or processes to operate in accordance with specifications or expectations, construction delays, cost over-runs, the unavailability of financing, required materials or equipment and various other factors. Likewise, our initiatives to improve productivity and performance and to generate cost savings may not be completed or beneficial or the estimated cost savings from such activities may not be realized.

Resources devoted to product innovation may not yield new products that achieve commercial success.

The development of new and innovative products requires significant investment in research and development and testing of new ingredients, formulas and possibly new production processes. The research and development process can be expensive and prolonged and entails considerable uncertainty. Products may appear promising in development but fail to reach market within the expected time frame, or at all. We may face significant challenges with regard to a key product launch. Further, products also may fail to achieve commercial viability due to pricing competitiveness with other retailers, failure to timely bring the product to market, failure to differentiate the product with our competitors and other reasons. Finally, there is no guarantee that our development teams will be able to successfully respond to competitive products that could render some of our offerings obsolete. Development of a new product, from discovery through testing to the store shelf, typically takes between four to seven months, but may require an even longer timeline if clinical trials are involved. Each of these time periods can vary considerably from product to product and therefore the costs and risks of producing a commercially viable product can increase significantly as time passes.

Our failure to appropriately respond to changing consumer preferences and demand for new products and services could harm our customer relationships and product sales significantly.

The nutritional supplement industry is characterized by rapid and frequent changes in demand for products and new product introductions. Our failure to accurately predict these trends could negatively impact consumer opinion of us as a source for the latest products, which, in turn, could harm our customer relationships and cause decreases in our net sales. The success of our new product offerings depends upon a number of factors, including our ability to:

●	accurately anticipate customer needs;

●	innovate and develop new products;

●	successfully commercialize new products in a timely manner;

●	price our products competitively;

●	manufacture and deliver our products in sufficient volumes and in a timely manner; and

●	differentiate our product offerings from those of our competitors.

If any new products fail to gain market acceptance, are restricted by regulatory requirements or have quality problems, this would harm our results of operations. If we do not introduce new products or make enhancements to meet the changing needs of our customers in a timely manner, some of our products could be rendered obsolete, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

If we experience product recalls, we may incur significant and unexpected costs, and our business reputation could be adversely affected.

We may be exposed to product recalls and adverse public relations if our products are mislabeled or alleged to cause injury or illness, or if we are alleged to have violated governmental regulations. A product recall could result in substantial and unexpected expenditures, which would reduce operating profit and cash flow. In addition, a product recall may require significant management attention. Product recalls may hurt the value of our brands and lead to decreased demand for our products. Product recalls also may lead to increased scrutiny by federal, state or international regulatory agencies of our operations and increased litigation and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We may incur material product liability claims, which could increase our costs and adversely affect our reputation, revenues and operating income.

As a manufacturer and distributor of products designed for human consumption, we are subject to product liability claims if the use of our products is alleged to have resulted in injury. Our products consist of vitamins, minerals, dietary supplements and other ingredients that are classified as foods and dietary supplements, and, in most cases, are not necessarily subject to pre-market regulatory approval in the United States. Some of our products contain innovative ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. In addition, some of the products we sell are produced by third-party manufacturers. As a marketer of products manufactured by third parties, we also may be liable for various product liability claims for products we do not manufacture. We have been in the past, and may be in the future, subject to various product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. A product liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which, in turn, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Insurance coverage, even where available, may not be sufficient to cover losses we may incur.

Our business exposes us to the risk of liabilities arising from our operations. For example, we may be liable for claims brought by users of our products or by employees, customers or other third parties for personal injury or property damage occurring in the course of our operations. We seek to minimize these risks through various insurance contracts from third-party insurance carriers. However, our insurance coverage is subject to large individual claim deductibles, individual claim and aggregate policy limits, and other terms and conditions. We retain an insurance risk for the deductible portion of each claim and for any gaps in insurance coverage. We do not view insurance, by itself, as a material mitigant to these business risks.

We cannot assure that our insurance will be sufficient to cover our losses. Any losses that insurance does not substantially cover could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We rely on our manufacturing operations to produce the vast majority of the nutritional supplements that we sell, and disruptions in our manufacturing system or losses of manufacturing certifications could affect our results of operations adversely.

We currently operate manufacturing facilities in Doral and Riviera Beach, Florida. All our domestic and foreign operations manufacturing products for sale to the United States are subject to GMPs promulgated by the FDA and other applicable regulatory standards, including in the areas of environmental protection and worker health and safety. Any significant disruption in our operations at any of these facilities, including any disruption due to any regulatory requirement, could affect our ability to respond quickly to changes in consumer demand and could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, we may be exposed to risks relating to the transfer of work between facilities or risks associated with opening new facilities or closing existing facilities that may cause a disruption in our operations. Although we have implemented GMPs in our facilities, there can be no assurance that products manufactured in our plants will not be contaminated or otherwise fail to meet our quality standards. Any such contamination or other quality failures could result in costly recalls, litigation, regulatory actions or damage to our reputation, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We are also dependent on certain third-party contract manufacturers and suppliers.

Some of our own brand of vitamins and supplements, as well as the products we sell under the Sports Illustrated Nutrition brand, are produced by third party contract manufacturers. We also purchase certain important ingredients and raw materials from third-party suppliers. The principal raw materials required in our operations are vitamins, minerals, herbs, gelatin and packaging components. Real or perceived quality control problems with products manufactured by contract manufacturers or raw materials outsourced from certain suppliers could negatively impact consumer confidence in our products, or expose us to liability. In addition, disruption in the operations of any such manufacturer or supplier or material increases in the price of raw materials, for any reason, such as changes in economic and political conditions, tariffs, trade disputes, regulatory requirements, import restrictions, loss of certifications, power interruptions, fires, hurricanes, drought or other climate-related events, war or other events, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Natural disasters (whether or not caused by climate change), unusually adverse weather conditions, pandemic outbreaks, terrorist acts and global political events could cause permanent or temporary facility closures, impair our ability to purchase, receive or replenish raw materials or cause customer traffic to decline, all of which could result in lost sales and otherwise adversely affect our financial performance.

The occurrence of one or more natural disasters, such as hurricanes, fires, floods and earthquakes (whether or not caused by climate change), unusually adverse weather conditions, pandemic outbreaks (including the recent outbreak of COVID-19), terrorist acts or disruptive global political events, such as civil unrest in locations where our facilities, contract manufacturers or suppliers are located, or similar disruptions could adversely affect our operations and financial performance. To the extent these events result in the closure of one or more of our manufacturing facilities or our corporate headquarters, or impact one or more of our contract manufacturers or key suppliers, our operations and financial performance could be materially adversely affected through lost sales. In addition, these events could result in increases in fuel (or other energy) prices or a fuel shortage, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some local and overseas suppliers, the temporary disruption in the transport of goods from overseas, delay in the delivery of goods to our customers, the temporary reduction in the availability of our products, expiration of inventory, future long-lived asset impairment charges and disruption to our information systems. These events also could have indirect consequences, such as increases in the cost of insurance, if they were to result in significant loss of property or other insurable damage.

An increase in the price and shortage of supply of key raw materials could adversely affect our business.

Our products are composed of certain key raw materials. If the prices of these raw materials were to increase significantly, the costs to manufacture our products or to purchase products from our contract manufacturers could increase significantly and we may not be able to pass on such increases to our customers. Additionally, in the event any of our, or our contract manufacturer’s, third-party suppliers or vendors become unable or unwilling to continue to provide raw materials in the required volumes and quality levels or in a timely manner, we, or our contract manufacturers, would be required to identify and obtain acceptable replacement supply sources. If we, or they, are unable to identify and obtain alternative supply sources in a timely manner or at all, our business could be adversely affected. A significant increase in the price of raw materials that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. Events such as COVID-19, the threat of political or social unrest, or the perceived threat thereof, may also have a significant impact on raw material prices and transportation costs for our products. In addition, the interruption in supply of certain key raw materials essential to the manufacturing of our products may have an adverse impact on us and our suppliers’ ability to provide us with the necessary products needed to maintain our customer relationships and an adequate level of sales.

General trade tensions between the U.S. and China have been escalating since 2018, with multiple rounds of U.S. tariffs on Chinese goods taking effect, with some subsequently being de-escalated. Furthermore, China or other countries may institute retaliatory trade measures in response to existing or future tariffs imposed by the U.S. that could have a negative impact on our business. If any of these events continue as described, we may need to seek alternative suppliers or vendors, raise prices, or make changes to our operations, any of which could have a material adverse effect on our sales and profitability, results of operations and financial condition.

Our expansion into new business lines and services may result in unseen risks, challenges and uncertainties.

As a result of our acquisition of Nexus in November 2021, we have entered the digital marketing business as a way to promote the products and brands that we sell. Such acquisition may result in unseen risks, challenges and uncertainties. We may incur additional capital expenditure to support the expansion of our business and there is no guarantee that we may increase our revenues generated from such new business. Also, our failure to manage costs and expenses and evaluate consumer demands with respect to such new business could materially and adversely affect the prospects of us achieving overall profitability of and recouping our investments in this new business line. Moreover, this new business line may require significant managerial, financial, operational and other resources, as well as the smooth cooperation with our company. We may also face higher regulatory, legal and counterparty risks from entering this business. If we fail to manage the development of this new business line successfully, our growth potential, business and results of operations may be materially and adversely affected.

Declines in foot traffic, rising real estate prices and other costs and risks relating to operating a brick and mortar retail store could affect our results.

On August 24, 2021, we established Smart for Life Canada Inc. as a wholly owned subsidiary of Doctors Scientific Organica, LLC in Canada. This subsidiary sells retail products through a retail store location in Montreal Canada and the same location also acts as distribution center for our international direct to consumer and big box customers.

The success of our retail store is affected by (1) the location of the store; (2) surrounding tenants or vacancies; (3) increased competition in the area where the store is located; (4) the amount spent on advertising and promotion to attract consumers to the store; and (5) a shift towards online shopping resulting in a decrease in retail store traffic. Declines in consumer traffic could have a negative impact on our net sales and could materially adversely affect our financial condition and results of operations. Furthermore, declines in traffic could result in store impairment charges if expected future cash flows of the related asset group do not exceed the carrying value.

We rent this store under a three-year lease agreement ending in September 2024. If we fail to negotiate appropriate terms for new leases or lease renewals, we may incur lease costs that are excessive and cause operating margins to be below acceptable levels. We may also make term commitments that are too long or too short, without the option to exit early or extend. Factors such as the condition of local property markets, availability of lease financing, taxes, zoning and environmental issues, and competitive actions may impact the availability of, and our ability to successfully negotiate, leases. Furthermore, the success of the store depends on a number of factors, including the success of the shopping center where our store is located, consumer demographics and consumer shopping patterns. These factors cannot be predicted with complete accuracy. If we fail to profitably operate this new store, our financial performance could be adversely affected.

Our success is dependent on the accuracy, reliability, and proper use of sophisticated and dependable information processing systems and management information technology and any interruption in these systems could have a material adverse effect on our business, financial condition, and results of operations.

Our success is dependent on the accuracy, reliability, and proper use of sophisticated and dependable information processing systems and management information technology. Our information technology systems are designed and selected to facilitate order entry and customer billing, maintain customer records, accurately track purchases, manage accounting, finance and manufacturing operations, generate reports, and provide customer service and technical support. Any interruption in these systems or any interruption associated with the transition of these systems to a new information technology platform could have a material adverse effect on our business, financial condition, and results of operations.

System interruptions or security breaches may affect sales.

Customer access to, and ability to use, our websites affect our sales. If we are unable to maintain and continually enhance the efficiency of our systems, we could experience system interruptions or delays that could affect our operating results negatively. In addition, we could be liable for breaches of security on our websites, loss or misuse of our customers’ personal information or payment data. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, failure to prevent or mitigate such fraud or breaches may negatively affect our operating results.

We must successfully maintain and/or upgrade our information technology systems, and our failure to do so could have a material adverse effect on our business, financial condition or results of operations.

We rely on various information technology systems to manage our operations. Recently, we have implemented, and we continue to implement, modifications and upgrades to such systems and acquired new systems with new functionality. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current systems. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the difficulties with implementing new technology systems may cause disruptions in our business operations and have a material adverse effect on our business, financial condition or results of operations.

Privacy protection is increasingly demanding, and we may be exposed to risks and costs associated with security breaches, data loss, credit card fraud and identity theft that could cause us to incur unexpected expenses and loss of revenue, suffer reputational harm with our customers, as well as other risks.

The protection of customer, employee, vendor and other business data is critical to us. We receive confidential customer data, including payment card and personally identifiable information, in the normal course of customer transactions. In order for our sales channels to function, we and other parties involved in processing customer transactions must be able to transmit confidential information, including credit card information, securely over public networks. While we have taken significant steps to protect customer and confidential information, the intentional or negligent actions of employees, business associates or third parties may undermine our security measures and result in unauthorized parties obtaining access to our data systems and misappropriating confidential data. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other developments will prevent a compromise of our customer transaction processing capabilities and personal data. Because the techniques used to obtain unauthorized access to, disable, degrade, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any compromise of our data security could result in a violation of applicable privacy and other laws or standards, significant legal and financial exposure beyond the scope or limits of our insurance coverage, interruption of our operations, increased operating costs associated with remediation, equipment acquisitions or disposal, added personnel, and a loss of confidence in our security measures, which could harm our business or investor confidence. Any security breach involving the misappropriation, loss or other unauthorized disclosure of sensitive or confidential information could attract a substantial amount of media attention, damage our reputation, expose us to risk of litigation and material liability, disrupt our operations and harm our business.

Federal, state, provincial and international laws and regulations govern the collection, retention, sharing and security of data that we receive from and about our employees, customers and vendors. The regulatory environment surrounding information security and privacy has been increasingly demanding in recent years, including the recent implementation of the California Consumer Privacy Act. In Canada, we are subject to Canada’s Personal Information and Protection of Electronic Documents Act, which provides Canadian residents with privacy protections and sets out rules for how companies may collect, use and disclose personal information in the course of commercial activities. The costs of compliance with, and other burdens imposed by, these and other international data privacy and security laws may limit our business and services and could have a materially adverse impact on our business.

We believe that we are in material compliance with all laws, regulations and self-regulatory regimes that are applicable to us. However, the laws, regulations, and self-regulatory regimes may be modified, and new laws may be enacted in the future that may apply to us and affect our business. Further, data protection authorities may interpret existing laws in new ways. We may deploy new services from time to time, which may also require us to change our compliance practices. Any such developments (or developments stemming from enactment or modification of other laws) or the failure to anticipate accurately the application or interpretation of these laws could create liability for us, result in adverse publicity, increase our future compliance costs, make our products and services less attractive to our customers, or cause us to change or limit our business practices, and materially affect our business and operating results. Further, any failure or perceived failure by us or third-party service providers to comply with international data privacy and security laws may lead to regulatory enforcement actions, fines, private lawsuits or reputational damage.

We may not be able to protect our intellectual property rights.

We regard our trademarks, service marks, copyrights, patents, trade secrets, proprietary technologies, domain names and similar intellectual property as important to our success. We rely on trademark, copyright and patent law, trade secret protection and confidentiality agreements with our future employees, consultants, vendors, customers and others to protect our proprietary rights. Many of the trademarks that we use contain words or terms having a somewhat common usage and, as a result, we may have difficulty registering them in certain jurisdictions. We have not yet obtained registrations for our most important marks. If other companies have registered or have been using in commerce similar trademarks for products similar to ours, we may have difficulty in registering, or enforcing an exclusive right to use, our marks.

There can be no assurance that our efforts to protect our proprietary rights will be sufficient or effective, that any pending or future patent and trademark applications will lead to issued patents and registered trademarks in all instances, that others will not develop or patent similar or superior technologies, products, or that our patents, trademarks, and other intellectual property will not be challenged, invalidated, misappropriated or infringed by others. Additionally, the intellectual property laws and enforcement practices of other countries in which our product is or may in the future be offered may not protect our products and intellectual property rights to the same extent as the laws of the United States. If we are unable to protect our intellectual property from unauthorized use, our brand image may be harmed, and our business and results of operations may suffer.

Assertions by third parties of infringement, misappropriation or other violation by us of their intellectual property rights could result in significant costs and substantially harm our business and operating results.

In recent years, there has been significant litigation involving intellectual property rights in many technology-based industries. Any infringement, misappropriation or related claims, whether or not meritorious, is time-consuming, diverts technical and management personnel and is costly to resolve. As a result of any such dispute, we may have to develop non-infringing technology, pay damages, enter into royalty or licensing agreements, cease providing our product or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us. Any of these events could result in increases in operating expenses, limit our product offerings or result in a loss of business.

We may be required to indemnify our vendors and/or customers, the payment of which could have a material adverse effect on our business, financial condition, and operating results.

We provide certain rights of indemnification to our vendors and/or customers in certain circumstances. If any plaintiff is successful in certifying a class and thereafter prevailing on the merits of their complaint, such an adverse result could have a material adverse effect on us. In addition, due to the nature and scope of the indemnity and defense we will likely need to provide, the legal fees associated with such indemnification could be significant enough to have a material adverse effect on our cash flows until such matters are fully and finally resolved.

Compliance with new and existing laws and governmental regulations could increase our costs significantly and adversely affect our results of operations.

The processing, formulation, safety, manufacturing, packaging, labeling, advertising and distribution of our products are subject to federal laws and regulation by one or more federal agencies, including the FDA, the FTC, the CPSC, the USDA and the EPA. These activities are also regulated by various state, local and international laws and agencies of the states and localities in which our products are sold. Government regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost revenues and increased costs to us. For instance, the FDA regulates, among other things, the composition, safety, manufacture, labeling and marketing of dietary ingredients and dietary supplements (including vitamins, minerals, herbs, and other dietary ingredients for human use). Dietary supplements and dietary ingredients that do not comply with FDA’s regulations and/or the Dietary Supplement Health and Education Act of 1994 will be deemed adulterated or misbranded. Manufacturers and distributors of dietary supplements and dietary ingredients are prohibited from marketing products that are adulterated or misbranded, and the FDA may take enforcement action against any adulterated or misbranded dietary supplement on the market. The FDA has broad enforcement powers. If we violate applicable regulatory requirements, the FDA may bring enforcement actions against us, which could have a material adverse effect on our business, prospects, financial condition, and results of operations. The FDA may not accept the evidence of safety for any new ingredient that we may wish to market, may determine that a particular supplement or ingredient presents an unacceptable health risk based on the required submission of serious adverse events or other information, and may determine that a particular claim or statement of nutritional value that we use to support the marketing of a supplement is an impermissible drug claim, is not substantiated, or is an unauthorized version of a “health claim.” See Item 1 “Business—Regulation—Food and Drug Administration” for additional information. Any of these actions could prevent us from marketing particular nutritional supplement products or making certain claims or statements with respect to those products. The FDA could also require us to remove a particular product from the market. Any future recall or removal would result in additional costs to us, including lost revenues from any products that we are required to remove from the market, any of which could be material. Any product recalls or removals could also lead to an increased risk of litigation and liability, substantial costs, and reduced growth prospects.

Additional or more stringent laws and regulations of dietary supplements and other products have been considered from time to time. These developments could require reformulation of some products to meet new standards, recalls or discontinuance of some products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of some products, additional or different labeling, additional scientific substantiation, or other new requirements. Any of these developments could increase our costs significantly. In addition, regulators’ evolving interpretation of existing laws could have similar effects.

Our failure to comply with FTC regulations could result in substantial monetary penalties and could adversely affect our operating results.

The FTC exercises jurisdiction over the advertising of dietary supplements and requires that all advertising to consumers be truthful and non-misleading. The FTC actively monitors the dietary supplement space and has instituted numerous enforcement actions against dietary supplement companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. Failure to comply with applicable regulations could result in substantial monetary penalties, which could have a material adverse effect on our financial condition or results of operations.

Our operations are subject to environmental and health and safety laws and regulations that may increase our cost of operations or expose us to environmental liabilities.

We are subject, directly or indirectly, to numerous federal, state, local and foreign environmental and health and safety laws and regulations governing our operations, including the handling, transportation and disposal of our non-hazardous and hazardous substances and wastes, as well as emissions and discharges from our operations into the environment, including discharges to air, surface water and groundwater. Failure to comply with such laws and regulations could result in costs for remedial actions, penalties or the imposition of other liabilities. New laws, changes in existing laws or the interpretation thereof, or the development of new facts or changes in their processes could also cause us to incur additional capital and operating expenditures to maintain compliance with environmental laws and regulations and environmental permits. Any failure by us to comply with environmental, health and safety requirements could result in the limitation or suspension of our operations, including operations at our manufacturing facility. We also could incur monetary fines, civil or criminal sanctions, third-party claims or cleanup or other costs as a result of violations of or liabilities under such requirements.

We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment without regard to fault or knowledge about the condition or action causing the liability. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or for properties to which substances or wastes that were sent in connection with current or former operations at our facilities. The presence of contamination from such substances or wastes could also adversely affect our ability to sell or lease our properties, or to use them as collateral for financing.

Failure to comply with federal, state and international privacy, data protection, marketing and consumer protection laws, regulations and industry standards, or the expansion of current or the enactment or adoption of new privacy, data protection, marketing and consumer protection laws, regulations or industry standards, could adversely affect our business.

We are subject to a variety of federal, state and foreign laws, regulations and industry standards regarding privacy, data protection, data security, marketing and consumer protection, which address the collection, storing, sharing, using, processing, disclosure and protection of data relating to individuals, as well as the tracking of consumer behavior and other consumer data. We are also subject to laws, regulations and industry standards relating to endorsements and influencer marketing. Many of these laws, regulations and industry standards are changing and may be subject to differing interpretations, are costly to comply with or inconsistent among jurisdictions. For example, the FTC expects companies like ours to comply with guidelines issued under the Federal Trade Commission Act that govern the collection, use, disclosure, and storage of consumer information, and establish principles relating to notice, consent, access and data integrity and security. The laws and regulations in many foreign countries relating to privacy, data protection, data security, marketing and consumer protection often are more restrictive than in the United States, and may in some cases be interpreted to have a greater scope. Additionally, the laws, regulations and industry standards, both foreign and domestic, relating to privacy, data protection, data security, marketing and consumer protection are dynamic and may be expanded or replaced by new laws, regulations or industry standards.

We strive to comply with applicable laws, policies, contractual and other legal obligations and certain applicable industry standards of conduct relating to privacy, data security, data protection, marketing and consumer protection. However, these obligations and standards of conduct often are complex, vague, and difficult to comply with fully, and it is possible that these obligations and standards of conduct may be interpreted and applied in new ways and/or in a manner that is inconsistent with each other or that new laws, regulations or other obligations may be enacted. It is possible that our practices may be argued or held to conflict with applicable laws, policies, contractual or other legal obligations, or applicable industry standards of conduct relating to privacy, data security, data protection, marketing or consumer protection. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, the FTC, other regulatory requirements or orders or other federal, state or, as we continue to expand internationally, international privacy, data security, data protection, marketing or consumer protection-related laws, regulations, contractual obligations or self-regulatory principles or other industry standards could result in claims, proceedings or actions against us by governmental entities or others or other liabilities or could result in a loss of consumers. Any of these circumstances could adversely affect our business.

We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. For instance, with the increased focus on the use of data for advertising, the anticipation and expectation of future laws, regulations, standards and other obligations could impact us. In addition, as we expand our data analytics and other data related product offerings there may be increased scrutiny on our use of data and we may be subject to new and unexpected regulations. Future laws, regulations, standards and other obligations could, for example, impair our ability to collect or use information that we utilize to provide targeted digital promotions and media to consumers, thereby impairing our ability to maintain and grow our total customers and increase revenues. Future restrictions on the collection, use, sharing or disclosure of our users’ data or additional requirements for express or implied consent of users for the use and disclosure of such information could require us to modify our solutions, possibly in a material manner, and could limit our ability to develop or outright prohibit new solutions and features. Any such new laws, regulations, other legal obligations or industry standards, or any changed interpretation of existing laws, regulations or other standards may require us to incur additional costs and restrict our business operations. If our measures fail to comply with current or future laws, regulations, policies, legal obligations or industry standards relating to privacy, data protection, data security, marketing or consumer protection, we may be subject to litigation, regulatory investigations, fines or other liabilities, as well as negative publicity and a potential loss of business. Moreover, if future laws, regulations, other legal obligations or industry standards, or any changed interpretations of the foregoing limit our ability to store, process and share personally identifiable information or other data, demand for our products could decrease, our costs could increase, our revenue growth could slow, and our business, financial condition and operating results could be harmed.

We are exposed to potential liability for information on our customers’ websites and for products and services sold through their websites and we may incur significant costs and damage to our reputation as a result of defending against such potential liability.

We are exposed to potential liability for information on our customers’ websites. We could be exposed to liability with respect to such third-party information such as their products, links to third-party websites, advertisements and content provided by customers. Among other things, we may face assertions that, by directly or indirectly providing such third-party content or links to other websites, we should be liable for defamation, negligence, copyright or trademark infringement, or other actions by parties providing such content or operating those websites. We may also face assertions that content on our publishers and advertisers’ websites, including statistics or other data we compile internally, or information contained in websites linked to our websites contains false information, errors or omissions, and users and our customers could seek damages for losses incurred as a result of their reliance upon or otherwise relating to incorrect information. We may also be subject to fines and other sanctions by the government for such incorrect information. In addition, our services could be used as a platform for fraudulent transactions and third party products and services sold through us may be defective. The measures we take to guard against liability for third-party content, information, products and services may not be adequate to exonerate us from relevant civil and other liabilities.

Any such claims, with or without merit, could be time-consuming to defend and result in litigation and significant diversion of management’s attention and resources. Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against these claims and suffer damage to our reputation.

If the use of third-party cookies or other tracking technology is rejected by Internet users, restricted by third parties outside of our control, or otherwise subject to unfavorable regulation, our performance could decline and we could lose customers and revenue.

We use a number of technologies to collect information about our customers. For instance, we use small text files (referred to as “cookies”), placed through an Internet browser on an Internet user’s machine which corresponds to a data set that we keep on our servers, to gather important data. Our cookies collect anonymous information, such as when an Internet user views an advertisement, clicks on an advertisement, or visits one of our advertisers’ websites. In some countries, including countries in the European Economic Area, this information may be considered personal information under applicable data protection laws. On mobile devices, we may also obtain location-based information about the user’s device through our cookies or other tracking technologies. We use these technologies to achieve our campaign goals, to ensure that the same Internet user does not unintentionally see the same media too frequently, to report aggregate information regarding the performance of our digital promotions and marketing campaigns, and to detect and prevent fraudulent activity throughout our network.

Cookies may easily be deleted or blocked by Internet users. All of the most commonly used Internet browsers (including Chrome, Firefox, Internet Explorer, and Safari) allow Internet users to prevent cookies from being accepted by their browsers. Internet users can also delete cookies from their computers at any time. Some Internet users also download “ad blocking” software that prevents cookies from being stored on a user’s computer. If more Internet users adopt these settings or delete their cookies more frequently than they currently do, our business could be harmed. In addition, the Safari and Firefox browsers blocks third-party cookies by default, and other browsers may do so in the future. Unless such default settings in browsers were altered by Internet users to permit the placement of third-party cookies, we would be able to set fewer of our cookies in users’ browsers, which could adversely affect our business. In addition, companies such as Google have publicly disclosed their intention to move away from cookies to another form of persistent unique identifier, or ID, to identify individual Internet users or Internet-connected devices in the bidding process on advertising exchanges. If companies do not use shared IDs across the entire ecosystem, this could have a negative impact on our ability to find the same anonymous user across different web properties, and reduce the effectiveness of our marketing efforts.

In addition, in the European Union, or EU, Directive 2009/136/EC, commonly referred to as the “Cookie Directive,” directs EU member states to ensure that collecting information on an Internet user’s computer, such as through a cookie, is allowed only if the Internet user has appropriately given his or her prior freely given, specific, informed and unambiguous consent. Similarly, this Directive which also contains specific rules for the sending of marketing communications, limits the use of marketing texts messages and e-mails. Additionally, an e-Privacy Regulation, which will replace the Cookie Directive with requirements that could be stricter in certain respects, apply directly to activities within the EU without the need to be transposed in each member state’s law, and could impose stricter requirements regarding the use of cookies and marketing e-mails and text messages and additional penalties for noncompliance, has been proposed, although at this time it is unclear whether it will be approved as it is currently drafted or when its requirements will be effective. We may experience challenges in obtaining appropriate consent to our use of cookies from consumers or to send marketing communications to consumers within the EU, which may affect our ability to run promotions and our operating results and business in European markets, and we may not be able to develop or implement additional tools that compensate for the lack of data associated with cookies. Moreover, even if we are able to do so, such additional tools may be subject to further regulation, time consuming to develop or costly to obtain, and less effective than our current use of cookies.

Economic, political and other risks associated with our international operations could adversely affect our revenues and international growth prospects.

On August 24, 2021, we established Smart for Life Canada Inc. as a wholly owned subsidiary of Doctors Scientific Organica, LLC in Canada. This subsidiary sells retail products through a retail store location in Montreal Canada and the same location also acts as distribution center for our international direct to consumer and big box customers. We maintain inventory and employees at this location. We have sales outside of the United States. For fiscal 2021 and 2020, international sales represented approximately 15% and 0%, respectively, of our total revenues.

We intend to expand our international presence as part of our business strategy. Our international operations are subject to a number of risks inherent to operating in foreign countries, and any expansion of our international operations will amplify the effects of these risks, which include, among others:

●	differences in culture, economic and labor conditions and practices;

●	the policies of the U.S. and foreign governments;

●	disruptions in trade relations and economic instability;

●	differences in enforcement of contract and intellectual property rights;

●	social and political unrest;

●	natural disasters, terrorist attacks, pandemics or other catastrophic events;

●	complex, varying and changing government regulations and legal standards and requirements, particularly with respect to tax regulations, price protection, competition practices, export control regulations and restrictions, customs and tax requirements, immigration, anti-boycott regulations, data privacy, intellectual property, anti-corruption and environmental compliance, including the Foreign Corrupt Practices Act;

●	greater difficulty enforcing intellectual property rights and weaker laws protecting such rights; and

●	greater difficulty in accounts receivable collections and longer collection periods.

We are also affected by domestic and international laws and regulations applicable to companies doing business abroad or importing and exporting goods and materials. These include tax laws, laws regulating competition, anti-bribery/anti-corruption and other business practices, and trade regulations, including duties and tariffs. Compliance with these laws is costly, and future changes to these laws may require significant management attention and disrupt our operations. Additionally, while it is difficult to assess what changes may occur and the relative effect on our international tax structure, significant changes in how U.S. and foreign jurisdictions tax cross-border transactions could materially and adversely affect our results of operations and financial position.

Our results of operations and financial position are also impacted by changes in currency exchange rates. Unfavorable currency exchange rates between the US Dollar and foreign currencies, particularly the Canadian dollar, could adversely affect us in the future. Fluctuations in currency exchange rates may present challenges in comparing operating performance from period to period.

There are other risks that are inherent in our Canadian and other international operations, including the potential for changes in socio-economic conditions, laws and regulations, including, among others, competition, import, export, labor and environmental, health and safety laws and regulations, and monetary and fiscal policies, protectionist measures that may prohibit acquisitions or joint ventures, or impact trade volumes, unsettled political conditions; government-imposed plant or other operational shutdowns, backlash from foreign labor organizations related to our restructuring actions, corruption; natural and man-made disasters, hazards and losses, violence, civil and labor unrest, and possible terrorist attacks.

Additionally, if the opportunity arises, we may expand our operations into new and high-growth international markets. However, there is no assurance that we will expand our operations in such markets in our desired time frame. To expand our operations into new international markets, we may enter into business combination transactions, make acquisitions or enter into strategic partnerships, joint ventures or alliances, any of which may be material. We may enter into these transactions to acquire other businesses or products to expand our products or take advantage of new developments and potential changes in the industry. Our lack of experience operating in new international markets and our lack of familiarity with local economic, political and regulatory systems could prevent us from achieving the results that we expect on our anticipated time frame or at all. If we are unsuccessful in expanding into new or high-growth international markets, it could adversely affect our operating results and financial condition.

Our international operations require us to comply with anti-corruption laws and regulations of the U.S. government and various international jurisdictions in which we do business.

Doing business on a worldwide basis requires us to comply with the laws and regulations of the U.S. government and various international jurisdictions, and our failure to successfully comply with these rules and regulations may expose us to liabilities. These laws and regulations apply to companies, individual directors, officers, employees, and agents, and may restrict our operations, trade practices, investment decisions and partnering activities. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act, or the FCPA. The FCPA prohibits us from providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment, and requires us to maintain adequate record- keeping and internal accounting practices to accurately reflect our transactions. As part of our business, we may deal with state-owned business enterprises, the employees and representatives of which may be considered foreign officials for purposes of the FCPA. In addition, some of the international locations in which we operate lack a developed legal system and have elevated levels of corruption. As a result of the above activities, we are exposed to the risk of violating anti-corruption laws. Violations of these legal requirements are punishable by criminal fines and imprisonment, civil penalties, disgorgement of profits, injunctions, debarment from government contracts as well as other remedial measures. We have established policies and procedures designed to assist us and our personnel in complying with applicable U.S. and international laws and regulations. However, there can be no assurance that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage, and such a violation could adversely affect our reputation, business, financial condition and results of operations.

Our success depends on the experience and skill of our board of directors, executive officers and key personnel, whom we may not be able to retain and we may not be able to hire enough additional personnel to meet our needs.

We are dependent on Alfonso J. Cervantes, Jr. (Executive Chairman), Ryan F. Zackon (Chief Executive Officer), Darren C. Minton (President), and Alan B. Bergman (Chief Financial Officer). There can be no assurance that they will continue to be employed by us for a particular period of time. The loss of any member of the board of directors or executive officer or advisors could harm our business, financial condition, cash flow and results of operations.

The success of our strategy will depend on a well-defined management structure and the availability of a management team with proven competencies in the identification, acquisition and integration of complementary companies and assets. To implement our business plan, we will need to keep the personnel that we currently have and, if our business is to grow as planned, we will need additional personnel. We cannot assure you that we will be successful in retaining our present team or in attracting and retaining additional personnel. If we are unable to attract and retain key personnel or are unable to do so in a cost-effective manner, our business may be materially and adversely affected.

Although dependent on certain key personnel, we do not have any key man life insurance policies on any such people.

We are dependent on our management team to conduct our operations and execute our business plan, however, we have not purchased any insurance policies with respect to the management in the event of the death or disability of any of our key managers. Therefore, if any of the members of our management team dies or becomes disabled, we will not receive any compensation to assist with his absence.

We may be a party to lawsuits that arise in the ordinary course of business.

We may be a party to lawsuits in the future (including product liability, false advertising, and intellectual property claims) that arise in the ordinary course of business. The possibility of such litigation, and its timing, is in large part outside our control. It is possible that future litigation could arise that could have material adverse effects on us.

The obligations associated with being a public company will require significant resources and management attention, and we will incur increased costs as a result of becoming a public company.

We became a public company in February 2022. As a public company, we will face increased legal, accounting, administrative and other costs and expenses that we have not incurred as a private company, and we expect to incur additional costs related to operating as a public company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which requires that we file annual, quarterly and current reports with respect to our business and financial condition, and proxy and other information statements, as well as the rules and regulations implemented by the Securities and Exchange Commission, or the SEC, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Public Company Accounting Oversight Board, and the listing requirements of the Nasdaq Stock Market, or Nasdaq, each of which imposes additional reporting and other obligations on public companies. As a public company, we are required to, among other things:

●	prepare and distribute periodic reports, proxy statements and other stockholder communications in compliance with the federal securities laws and rules and Nasdaq rules;

●	hire additional financial and accounting personnel and other experienced accounting and finance staff with the expertise to address complex accounting matters applicable to public companies;

●	institute more comprehensive financial reporting and disclosure compliance procedures;

●	involve and retain, to a greater degree, outside counsel and accountants to assist us with the activities listed above;

●	build and maintain an investor relations function;

●	establish new internal policies, including those relating to trading in our securities and disclosure controls and procedures;

●	comply with the maintenance requirements of Nasdaq; and

●	comply with the Sarbanes-Oxley Act.

We expect these rules and regulations, and any future changes in laws, regulations and standards relating to corporate governance and public disclosure, which have created uncertainty for public companies, to increase legal and financial compliance costs and make some activities more time consuming and costly. These laws, regulations and standards are subject to varying interpretations, in many cases, due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our investment in compliance with existing and evolving regulatory requirements will result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities, which could have a material adverse effect on our business, financial condition and results of operations.

We also expect that being a public company will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These increased costs may require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives.

We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the second annual report we file with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer a non-accelerated filer or no longer an emerging growth company if we take advantage of the exemptions available to us through the Jumpstart Our Business Startups Act of 2012, or the JOBS Act.

We are in the very early stages of the costly and challenging process of compiling the system and process documentation necessary to perform the evaluation needed to comply with Section 404. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. As we transition to the requirements of reporting as a public company, we may need to add additional finance staff. We may not be able to remediate any future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls when they are required to issue such opinion, investors could lose confidence in the accuracy and completeness of our financial reports, which could harm our stock price.

Risks Related to Ownership of Our Common Stock

We may not be able to maintain a listing of our common stock on Nasdaq.

Our common stock is currently listed on the Nasdaq Capital Market. We must meet certain financial and liquidity criteria to maintain the listing of our common stock on Nasdaq. If we fail to meet any of Nasdaq’s continued listing standards or we violate Nasdaq listing requirements, our common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

The market price of our common stock may fluctuate, and you could lose all or part of your investment.

The market price for our common stock is likely to be volatile, in part because our shares have not been traded publicly prior to February 2022. In addition, the market price of our common stock may fluctuate significantly in response to several factors, most of which we cannot control, including:

●	actual or anticipated variations in our periodic operating results;

●	increases in market interest rates that lead investors of our common stock to demand a higher investment return;

●	changes in earnings estimates;

●	changes in market valuations of similar companies;

●	actions or announcements by our competitors;

●	adverse market reaction to any increased indebtedness we may incur in the future;

●	additions or departures of key personnel;

●	actions by stockholders;

●	speculation in the media, online forums, or investment community; and

●	our ability to maintain the listing of our common stock on Nasdaq.

Volatility in the market price of our common stock may prevent investors from being able to sell their common stock at or above the price at which they purchased our common stock. As a result, you may suffer a loss on your investment.

We have not paid in the past and do not expect to declare or pay dividends in the foreseeable future.

We have not paid in the past and do not expect to declare or pay dividends in the foreseeable future, as we anticipate that we will invest future earnings in the development and growth of our business. Therefore, holders of our common stock will not receive any return on their investment unless they sell their securities, and holders may be unable to sell their securities on favorable terms or at all.

If securities industry analysts do not publish research reports on us, or publish unfavorable reports on us, then the market price and market trading volume of our common stock could be negatively affected.

Any trading market for our common stock may be influenced in part by any research reports that securities industry analysts publish about us. We do not currently have and may never obtain research coverage by securities industry analysts. If no securities industry analysts commence coverage of us, the market price and market trading volume of our common stock could be negatively affected. In the event we are covered by analysts, and one or more of such analysts downgrade our securities, or otherwise reports on us unfavorably, or discontinues coverage of us, the market price and market trading volume of our common stock could be negatively affected.

Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock, or the expiration of lock-up agreements that restrict the issuance of new common stock or the trading of outstanding common stock, could cause the market price of our common stock to decline and would result in the dilution of your holdings.

Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock, or the expiration of lock-up agreements that restrict the issuance of new common stock or the trading of outstanding common stock, could cause the market price of our common stock to decline. We cannot predict the effect, if any, of future issuances of our securities, or the future expirations of lock-up agreements, on the price of our common stock. In all events, future issuances of our common stock would result in the dilution of your holdings. In addition, the perception that new issuances of our securities could occur, or the perception that locked-up parties will sell their securities when the lock-ups expire, could adversely affect the market price of our common stock. In connection with our initial public offering, we and all of our directors and executive officers entered into lock-up agreements, pursuant to which we and each of these persons may not, without the prior written approval of the representative of the underwriters and subject to certain exceptions, offer, sell, contract to sell, pledge, or otherwise dispose of, directly or indirectly, our common stock or securities convertible into or exchangeable or exercisable for our common stock for a period of six months from the closing of the initial public offering with respect to our directors and executive officers and for a period of twelve months from the closing of the initial public offering with respect to our company. In addition to any adverse effects that may arise upon the expiration of these lock-up agreements, the lock-up provisions in these agreements may be waived, at any time and without notice. If the restrictions under the lock-up agreements are waived, our common stock may become available for resale, subject to applicable law, including without notice, which could reduce the market price for our common stock.

Future issuances of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future issuances of preferred stock, which could rank senior to our common stock for the purposes of dividends and liquidating distributions, may adversely affect the level of return you may be able to achieve from an investment in our common stock.

In the future, we may attempt to increase our capital resources by offering debt securities. Upon bankruptcy or liquidation, holders of our debt securities, and lenders with respect to other borrowings we may make, would receive distributions of our available assets prior to any distributions being made to holders of our common stock. Moreover, if we issue preferred stock, the holders of such preferred stock could be entitled to preferences over holders of common stock in respect of the payment of dividends and the payment of liquidating distributions. Because our decision to issue debt or preferred stock in any future offering, or borrow money from lenders, will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any such future offerings or borrowings. Holders of our common stock must bear the risk that any future offerings we conduct or borrowings we make may adversely affect the level of return, if any, they may be able to achieve from an investment in our common stock.

If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on Nasdaq or another national securities exchange and if the price of our common stock is less than $5.00, our common stock could be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

We are subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not emerging growth companies and our stockholders could receive less information than they might expect to receive from more mature public companies.

We are required to publicly report on an ongoing basis as an “emerging growth company” under the reporting rules set forth under the Exchange Act. For so long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not emerging growth companies. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of our initial public offering, (ii) the last day of the first fiscal year in which our total annual gross revenues are $1.07 billion or more, (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Because we will be subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not emerging growth companies, our stockholders could receive less information than they might expect to receive from more mature public companies. We cannot predict if investors will find our common stock less attractive if we elect to rely on these exemptions, or if taking advantage of these exemptions would result in less active trading or more volatility in the price of our common stock.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, and limit attempts by our stockholders to replace or remove our current management.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our certificate of incorporation and bylaws include provisions that:

●	permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships;

●	provide that directors may only be removed by the majority of the shares of voting stock then outstanding; and

●	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our corporate offices are located at 990 Biscayne Blvd., Suite 503, Miami, Florida 33132.

BSNM is located at 10575 N.W. 37th Terrace, Doral, Florida 33178. It operates a 22,000 square foot manufacturing facility at this address. The building housing this manufacturing facility is under a 5-year lease ending in June 2022, at the rental rate of $325,000 per year. BSNM has an option to renew this lease for an additional three years with a 3% annual increase in the rental amount.

DSO’s manufacturing and corporate offices are located at 1210 W 13th St, Riviera Beach, Florida 33404. It operates a 30,000 square foot manufacturing facility at this address. The building housing this manufacturing facility is under a five-year lease ending in August 2023 at the rental rate of $296,040 per year. DSO has an option to renew this lease for an additional three years with a 3% annual increase in the rental amount.

Our Canadian subsidiary Smart for Life Canada Inc. operates a retail store located at 6525 Décarie Boulevard, Suite GR-3, Montreal, Quebec, Canada H3W-3E3. This location also acts as a distribution center for our international direct to consumer and big box customers. Smart for Life Canada Inc. rents this facility under a three-year lease agreement ending in September 2024 at the rental rate of C$37,570.50 per year (approximately US$46,734), plus its 3.53% proportionate share of real estate taxes and operating expenses.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock began trading on the Nasdaq Capital Market under the symbol “SMFL” on February 16, 2022.

Number of Holders of our Common Shares

As of March 30, 2022, there were approximately 104 stockholders of record of our common stock. In computing the number of holders of record of our common stock, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the near future. We may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant. See also Item 1A “Risk Factors—Risks Related Ownership of Our Common Stock—We have not paid in the past and do not expect to declare or pay dividends in the foreseeable future.”

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2021 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2021 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2021.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this report. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

Overview

We are engaged in the development, marketing, manufacturing, acquisition, operation and sale of a broad spectrum of nutritional and related products with an emphasis on health and wellness. Structured as a global holding company, we are executing a buy-and-build strategy with serial accretive acquisitions creating a vertically integrated company with an objective of aggregating companies generating a minimum of $300 million in revenues within the next thirty-six months. To drive growth and earnings, we are developing proprietary products as well as acquiring other profitable companies, encompassing brands, manufacturing and distribution channels.

On March 8, 2018, we acquired 51% of BSNM and on October 9, 2019, we acquired the remaining 49%. BSNM is a nutraceutical contract manufacturer. It specializes in a wide variety of products, from the private labeling of vitamins, dietary supplements, nutraceuticals, sport nutrition and broad-spectrum nutritional supplements, and sells them throughout the United States and around the world, including South America, Central America and Europe.

On July 1, 2021, we acquired DSO. DSO manufactures, sells and owns the Smart for Life brand of natural health and wellness meal replacement products. The brand includes proprietary hunger suppressing functional foods that are designed to work with the body’s natural ability to lose weight. It also develops premium supplements and commodities that will promote optimal health and wellness. DSO has over 15 years of experience providing high-quality products to premium retail locations and companies. Its branded vitamins and supplements are also being sold through Amazon, and this sales channel is becoming a major contributor to the growth of the brand online.

On November 8, 2021, we acquired Nexus. Nexus operates a cost per action/cost per acquisition network. This network consists of hundreds of digital marketers who stand ready to market products introduced to the Nexus network. The cost per action/cost per acquisition model is where digital marketers are paid for an action (e.g., a product sale or lead generation) that is taken as a direct result of their marketing efforts. Through the digital marketer’s method of marketing, the digital marketer sends traffic to one of the product vendor’s offers listed on the network.

On December 6, 2021, we acquired GSP. GSP is a sports nutrition company. It offers nutritional supplements for athletes and active lifestyle consumers through a variety of wellness solutions and delivery methods, including powders, tablets and soft gels that are formulated to support energy and performance; nutrition and wellness; and focus and clarity. GSP’s initial line of nutritional products are marketed under the Sports Illustrated Nutrition brand. The product line currently consists of whey protein isolate powder, tablet supplements for joint health, nitric oxide, post workout blends, Omega-3 supplements, and pre-workout supplements, among others.

Recent Developments

Initial Public Offering

On February 16, 2022, we entered into an underwriting agreement with Dawson James Securities, Inc., as representative of the several underwriters named on Schedule I thereto, relating to our initial public offering of units, each unit consisting of one share of common stock, a series A warrant to purchase one share of common stock and a series B warrant to purchase one share of common stock. Pursuant to the underwriting agreement, we agreed to sell 1,440,000 units to the underwriters, at a purchase price per unit of $9.10 (the offering price to the public of $10.00 per unit minus the underwriters’ discount), and also agreed to grant to the underwriters a 45-day option to purchase up to 216,000 additional shares of common stock, up to 216,000 additional series A warrants, and/or up to 216,000 additional series B warrants, in any combination thereof, at a purchase price to the public of $9.98 per share and $0.01 per warrant, less underwriting discounts and commissions, solely to cover over-allotments, if any.

On February 18, 2022, the closing of our initial public offering was completed. At the closing, the underwriters partially exercised the option and purchased 206,390 series A warrants and 206,390 series B warrants. Therefore, we sold 1,440,000 shares of common stock, 1,646,390 series A warrants and 1,646,390 series B warrants for total gross proceeds of $14,404,128. After deducting the underwriting commission and expenses, we received net proceeds of approximately $12,763,000. We used to the proceeds of the offering to pay off certain debt as described in “—Liquidity and Capital Resources” below and plan to use the remaining net proceeds for working capital and general corporate purposes.

The terms of the warrants included within the units are set forth in a warrant agent agreement, dated February 16, 2022, between our company and VStock Transfer, LLC, our transfer agent. The warrants are exercisable immediately and expire five years from the date of issuance. The series A warrants have an exercise price of $7.00 per share and the series B warrants have an exercise price of $10.00 per share, subject to appropriate adjustments in certain circumstances, including in the event of a stock dividend, extraordinary dividend on or recapitalization, reorganization, merger or consolidation, and may also be exercised on a cashless basis if at any time during the term of the warrants, the issuance of common stock upon exercise of the warrants is not covered by an effective registration statement. Additionally, holders of series B warrants may exercise such warrants on a “cashless” basis upon the earlier of (i) 10 trading days from the issuance date of such warrant or (ii) the time when $10.0 million of volume is traded in our common stock, if the volume weighted average price of our common stock on any trading day on or after the date of issuance fails to exceed the exercise price of the series B warrant. In the event of a cashless exercise of the series B warrants as described in the preceding sentence, the aggregate number of shares of common stock issuable in such cashless exercise shall equal the product of (x) the aggregate number of shares of common stock that would be issuable upon exercise of the series B warrant in accordance with its terms if such exercise were by means of a cash exercise rather than a cashless exercise and (y) 1.00. The warrants also contain an exercise limitation, pursuant to which a holder will not have the right to exercise any portion of the warrant if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise, which such percentage may be increased or decreased to any other percentage not in excess of 9.99% upon 61 days’ notice to us.

As of March 30, 2022, 1,437,730 of the series B warrants have been exercised on a cashless basis and we issued 1,437,730 shares of common stock upon such exercise.

Private Placement of Notes and Warrants

In January 2022, we entered into note and warrant purchase agreements with certain investors, pursuant to which we sold to such investors (i) original issue discount secured subordinated promissory notes in the aggregate principal amount of $529,411 and (ii) warrants for the purchase of 90,000 shares of common stock (equal to the investors’ investment amount divided by $5.00, the effective initial public offering price), for total gross proceeds of $450,000. These notes have an original issue discount of 15% and additionally bore interest at 15% per annum and were due upon completion of our initial public offering. These notes were repaid in full upon closing of our initial public offering.

These warrants are excisable at any time during the three (3) year period commencing on August 18, 2022 (the sixth (6th) month anniversary of the closing of the initial public offering) at an exercise price of $6.25 (125% of the effective initial public offering price), subject to standard adjustments for stock splits, stock combinations, stock dividends, reclassifications, mergers, consolidations, reorganizations and similar transactions, and may be exercised on a cashless basis if the market value of our common stock is greater than such exercise price.

Repayment of Debt

Between February and March 2022, we repaid loans with various individuals equal to $4,530,912.

Conversion of Debt

Upon closing of our initial public offering on February 18, 2022, the 5% secured subordinated convertible promissory note in the principal amount of $1,900,000 issued to Justin Francisco and Steven Rubert in connection with the acquisition of Nexus was automatically converted into 386,460 shares of common stock. See “—Liquidity and Capital Resources” below.

Upon closing of our initial public offering on February 18, 2022, the 6% secured subordinated convertible promissory note in the principal amount of $3,000,000 issued to Sasson E. Moulavi in connection with the acquisition of DSO was automatically converted into 623,200 shares of common stock. See “—Liquidity and Capital Resources” below.

Upon closing of our initial public offering on February 18, 2022, the convertible promissory note in the principal amount of $500,000 issued to East West Capital LLC was automatically converted into 229,834 shares of common stock. See “—Liquidity and Capital Resources” below.

Issuances of Common Stock

Upon closing of our initial public offering on February 18, 2022, we issued an additional 57,223 shares of common stock to the stockholders of GSP in accordance with the terms of the contribution and exchange agreement described above.

Upon closing of our initial public offering on February 18, 2022, we issued an aggregate of 2,179,269 shares of common stock to various lenders pursuant to future equity agreements which required us to issue shares of common stock upon closing of the initial public offering.

On March 10, 2022, we granted restricted stock awards for an aggregate of 877,000 shares of common stock to certain directors, officers and consultants. A total of 677,000 of these shares vested in full on the date of grant. The remaining 200,000 shares, which were granted to independent directors, vest monthly over a one-year period. A total of 547,000 of these shares were granted under our 2020 Stock Incentive Plan described below. The remaining 330,000 were granted under our 2022 Equity Incentive Plan described below.

Conversion of Preferred Stock

Subsequent to December 31, 2021, 7,000 shares of series A convertible preferred stock have been converted into common stock by the preferred stock stockholders. As a result, 1,000 shares of series A convertible preferred stock remain outstanding.

Signing of Ceautamed Acquisition

On March 14, 2022, we entered into a securities purchase agreement with Ceautamed Worldwide, LLC, or Ceautamed, RMB Industries, Inc., RTB Childrens Trust and D&D Hayes, LLC, pursuant to which we agreed to acquire all of the issued and outstanding membership interests of Ceautamed, a vitamin and supplement company, for an aggregate purchase price of $9,750,000, consisting of (i) $4,875,000 in cash, (ii) convertible promissory notes in the aggregate principal amount of $2,437,500 and (iii) non-convertible promissory notes in the aggregate principal amount of $2,437,500, subject to certain adjustments described below.

The purchase price is based upon a six and one-half (6.5) times multiple of estimated adjusted EBITDA (as defined in the securities purchase agreement) for the calendar year 2021. We have engaged a firm to prepare a quality of earnings report on Ceautamed and its subsidiaries. The purchase price will be adjusted upwards or downwards upon delivery of such quality of earnings report based upon the difference between six and one-half (6.5) times the adjusted EBITDA as shown in the quality of earnings report and the purchase price. The adjusted purchase price will be allocated among the cash portion of the purchase price and the notes based on the percentage of the purchase price that each such component of consideration makes up as described above.

In addition, the cash portion of the purchase price will be (i) decreased by the amount of any outstanding indebtedness of Ceautamed for borrowed money existing as of the closing date and any unpaid transaction expenses, and (ii) increased by the amount of cash and cash equivalents of Ceautamed and its subsidiaries as of the closing date.

The purchase price is also subject to a post-closing working capital adjustment provision. Within ninety (90) days after the closing, we are required to deliver to the sellers an unaudited balance sheet of Ceautamed and its subsidiaries as of the closing date and our calculation of the closing working capital (as defined in the securities purchase agreement). If such closing working capital exceeds a minimum working capital equal to the average monthly working capital of Ceautamed for the twelve-month period ended December 31, 2021, then we must promptly (and, in any event, within five (5) business days) pay to the sellers an amount that is equal to such excess. If such minimum working capital exceeds the closing working capital, then the sellers must promptly (and, in any event, within five (5) business days) pay us an amount that is equal to the deficiency. Such adjustments shall be paid as follows: (i) fifty percent (50%) shall be paid in cash, (ii) twenty-five percent (25%) shall be paid through an increase or reduction in the principal amount of the convertible promissory notes and (iii) twenty-five percent (25%) shall be paid through an increase or reduction in the principal amount of the non-convertible promissory notes.

The securities purchase agreement contains customary representations, warranties and covenants, including a covenant that the sellers will not compete with the business of Ceautamed for a period of three (3) years following closing. The securities purchase agreement also contains mutual indemnification for breaches of representations or warranties and failure to perform covenants or obligations contained in the securities purchase agreement. In the case of the indemnification provided by the sellers with respect to breaches of certain non-fundamental representations and warranties, the sellers will only become liable for indemnified losses if the amount exceeds $150,000, whereupon the sellers will be liable for all losses relating back to the first dollar, provided that the liability of the sellers for breaches of certain non-fundamental representations and warranties shall not exceed fifteen percent (15%) of the purchase price and each seller’s aggregate liability for the breach of fundamental representations shall be limited to the purchase price.

The closing of the securities purchase agreement is subject to customary closing conditions, including, without limitation, the completion of accounting and legal due diligence investigations; the receipt of all authorizations, consents and approvals of all governmental authorities and third parties; the release of any liens against any of the assets of Ceautamed; our obtaining the requisite acquisition financing; and delivery of all documents required for the transfer of the equity interests of Ceautamed to us.

Impact of Coronavirus Pandemic

The COVID-19 pandemic continues to rapidly evolve. At this time, there continues to be significant volatility and uncertainty relating to the full extent to which the COVID-19 pandemic and the various responses to it will impact our business, operations and financial results.

Most states and cities have at various times instituted quarantines, restrictions on travel, “stay at home” rules, social distancing measures and restrictions on the types of businesses that could continue to operate, as well as guidance in response to the pandemic and the need to contain it. Based on the nature of the business in our facilities in Doral and Riviera Beach, neither facility closed or operated at reduced capacity for our production and packaging operations. However, the situation surrounding COVID-19 remains fluid, and we may be required to close or limit capacity in our facilities in response to guidance from applicable government and public health officials, which could adversely affect our operations and revenues.

In addition, we are dependent upon certain contract manufacturers and suppliers and their ability to reliably and efficiently fulfill our orders is critical to our business success. The COVID-19 pandemic has impacted and may continue to impact certain of our manufacturers and suppliers. As a result, we have faced and may continue to face delays or difficulty sourcing certain products and raw materials, which could negatively affect our business and financial results. Even if we are able to find alternate sources for such raw materials, they may cost more, which could adversely impact our profitability and financial condition.

The global deterioration in economic conditions, which may have an adverse impact on discretionary consumer spending, could also impact our business and demand for our products. For instance, consumer spending may be negatively impacted by general macroeconomic conditions, including a rise in unemployment, and decreased consumer confidence resulting from the pandemic. Changing consumer behaviors as a result of the pandemic may also have a material impact on our revenue.

The spread of COVID-19 has also adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The pandemic has resulted, and may continue to result, in a significant disruption of global financial markets, which may reduce our ability to access capital in the future, which could negatively affect our liquidity.

If the COVID-19 pandemic does not continue to slow and the spread of COVID-19 is not contained, our business operations, including those of our contract manufacturers and suppliers, could be further delayed or interrupted. We expect that government and health authorities may announce new or extend existing restrictions, which could require us to make further adjustments to our operations in order to comply with any such restrictions. We may also experience limitations in employee resources. In addition, our operations could be disrupted if any of our employees were suspected of having COVID-19, which could require quarantine of some or all such employees or closure of our facilities for disinfection. The duration of any business disruption cannot be reasonably estimated at this time but may materially affect our ability to operate our business and result in additional costs.

The extent to which the COVID-19 pandemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted as of the date of this report, including the effectiveness of vaccines and other treatments for COVID-19, and other new information that may emerge concerning the severity of the pandemic and steps taken to contain the pandemic or treat its impact, among others. Nevertheless, the pandemic and the current financial, economic and capital markets environment, and future developments in the global supply chain and other areas present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows. See also “Risk Factors” for more information.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our ability to acquire new customers or retain existing customers;

●	our ability to offer competitive product pricing;

●	our ability to broaden product offerings;

●	industry demand and competition; and

●	market conditions and our market position.

Emerging Growth Company

We qualify as an “emerging growth company” under the JOBS Act. As a result, we will be permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of this offering, (ii) the last day of the first fiscal year in which our total annual gross revenues are $1.07 billion or more, (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

The following table sets forth key components of our results of operations during the years ended December 31, 2021 and 2020, both in dollars and as a percentage of our revenues.

	December 31, 2021		December 31, 2020
	Amount	% of Revenues	Amount	% of Revenues
Revenues
Products	$8,330,571	92.33%	$1,959,595	100.00%
Advertising	692,022	7.67%	—	—%
Total revenues	9,022,593	100.00%	1,959,595	100.00%
Cost of revenues
Products	5,596,247	62.02%	1,831,629	93.47%
Advertising	528,386	5.86%	—	—%
Total cost of revenues	6,124,633	67.88%	1,831,629	93.47%
Gross profit	2,897,960	32.12%	127,966	6.53%
Operating expenses
General and administrative	7,420,856	82.25%	1,863,087	95.08%
Depreciation and amortization expense	717,925	7.96%	166,613	8.50%
Total operating expenses	8,138,781	90.20%	2,029,700	103.58%
Operating loss	(5,240,821)	(58.09)%	(1,901,734)	(97.05)%
Other expense
Other expense	(12,782)	(0.14)%	(14,141)	(0.72)%
Interest expense	(2,511,920)	(27.84)%	(1,253,143)	(63.95)%
Total other expense	(2,524,702)	(27.98)%	(1,267,284)	(64.67)%
Net loss	$(7,765,523)	(86.07)%	$(3,169,018)	(161.72)%

Revenues. Our nutraceutical business generates revenue from the sales of nutritional and related products. Our digital marketing business generates revenues when sales of listed products are sold by product vendors through our network as a result of the marketing efforts of digital marketers. Our total revenues were $9,022,593 for the year ended December 31, 2021, which included $5,573,976 from DSO from the period from July 1, 2021 (date of acquisition) to December 31, 2021, $692,022 from Nexus for the period from November 8, 2021 (date of acquisition) to December 31, 2021 and $82 from GSP for the period from December 6, 2021 (date of acquisition) to December 31, 2021, as compared to $1,959,595 for the year ended December 31, 2020, an increase of $7,062,998, or 360.43%. Excluding these acquisitions, our revenues increased by $849,993, or 43.38%. This increase was primarily due to increased sales of our contract manufacturing services following the easing of pandemic related restrictions. The increase was the result of an increase in the volume of products sold and not due to pricing changes.

Cost of revenues. Cost of revenues for our nutraceutical business consist of ingredients, packaging materials, freight, and labor associated with the production of various products. Cost of revenues for our digital marketing business consist of commissions and bonuses paid to digital marketers. Our total cost of revenues were $6,124,633 for the year ended December 31, 2021, which included $3,160,414 from DSO from the period from July 1, 2021 (date of acquisition) to December 31, 2021, $528,386 from Nexus for the period from November 8, 2021 (date of acquisition) to December 31, 2021 and $0 from GSP for the period from December 6, 2021 (date of acquisition) to December 31, 2021, as compared to $1,831,629 for the year ended December 31, 2020, an increase of $4,293,004, or 234.38%. Excluding these acquisitions, our cost of revenues increased by $690,238, or 37.68%. Such increase was due to an increase in the amount of sales during 2021. As a percentage of revenues, our cost of revenues decreased from 93.47% in 2020 to 67.88% in 2021 (or 89.76% excluding the acquisitions) due to reduced costs of materials based on purchasing power.

Gross profit. As a result of the foregoing, our gross profit was $2,897,960 for the year ended December 31, 2021, which included $2,437,947 from DSO from the period from July 1, 2021 (date of acquisition) to December 31, 2021, $165,636 from Nexus for the period from November 8, 2021 (date of acquisition) to December 31, 2021 and $82 from GSP for the period from December 6, 2021 (date of acquisition) to December 31, 2021, as compared to $127,966 for the year ended December 31, 2020, an increase of $2,769,994, or 2,164.63%. Excluding these acquisitions, our gross profit increased by $159,755, or 124.84%. As a percentage of revenues, our gross profit increased from 6.53% in 2020 to 32.12% in 2021 (or 10.24% excluding the acquisitions).

General and administrative expenses. Our general and administrative expenses consist primarily of personnel expenses, including employee salaries and bonuses plus related payroll taxes, advertising expenses, professional advisor fees, bad debts, rent expense, insurance and other expenses incurred in connection with general operations. Our general and administrative expenses were $7,420,856 for the year ended December 31, 2021, which included $3,284,538 from DSO from the period from July 1, 2021 (date of acquisition) to December 31, 2021, $106.947 from Nexus for the period from November 8, 2021 (date of acquisition) to December 31, 2021 and $583 from GSP for the period from December 6, 2021 (date of acquisition) to December 31, 2021, as compared to $1,863,087 for the year ended December 31, 2020, an increase of $5,557,769, or 298.31%. Excluding these acquisitions, our general and administrative expenses increased by $2,166,554, or 116.29%. Such increase was partially due to the addition of corporate office personnel. During 2021, we hired a new Chief Financial Officer and Controller, and the 2021 expense includes the full year compensation for our President and Chief Executive Officer, both of whom were hired during 2020. Additionally, we engaged additional professionals associated with our audits and acquisition targets. As a percentage of revenues, general and administrative expenses decreased from 95.08% in 2020 to 82.25% in 2021 (or 143.42% excluding the acquisitions).

Depreciation and amortization. Depreciation and amortization was $717,925, or 7.96% of net revenues, for the year ended December 31, 2021, which included $408,730 from DSO from the period from July 1, 2021 (date of acquisition) to December 31, 2021, $83,008 from Nexus for the period from November 8, 2021 (date of acquisition) to December 31, 2021 and $8,001 from GSP for the period from December 6, 2021 (date of acquisition) to December 31, 2021, as compared to $166,613, or 8.50% of revenues, for the year ended December 31, 2020. The increase in amortization is associated with intangible assets resulting from the acquisitions.

Total other expense. We had $2,524,702 in total other expense, net, for the year ended December 31, 2021, as compared to total other expense, net, of $1,267,284 for the year ended December 31, 2020. Total other expense, net, for the year ended December 31, 2021 consisted of interest expense of $2,511,920 and other expense of $12,782, while other expense, net, for the year ended December 31, 2020 consisted of interest expense of $1,253,143 and other expense of $14,141.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $7,765,523 for the year ended December 31, 2021, which included $1,679,638 from DSO from the period from July 1, 2021 (date of acquisition) to December 31, 2021, $22,391 from Nexus for the period from November 8, 2021 (date of acquisition) to December 31, 2021 and $8,705 from GSP for the period from December 6, 2021 (date of acquisition) to December 31, 2021, as compared to $3,169,018 for the year ended December 31, 2020, an increase of $4,596,505, or 145.05%. Excluding the acquisitions, our loss increased by $2,868,173, or 90.51%.

Liquidity and Capital Resources

As of December 31, 2021, we had cash of $205,093. To date, we have financed our operations primarily through revenue generated from operations, bank borrowings and private placements of our securities. Since our inception in 2017, we have experienced losses and as a result have continued to use cash in our operations. We have been dependent upon financing activities as we implement our acquisition strategy.

Although we believe that our current levels of cash will be sufficient to meet our anticipated cash needs for our operations for at least the next 12 months, we do believe additional funds are required to execute our business plan and our strategy of acquiring additional companies. As noted elsewhere in this report, over the next 24 months, we plan to acquire multiple companies aggregating a minimum of $100 million in annualized revenues with the number of prospective acquisitions in the pipeline representing over $50 million in additional revenue. The funds required to execute this business plan will depend on the size, capital structure and purchase price consideration that the seller of a target business deems acceptable in a given transaction. The amount of funds needed to execute our business plan also depends on what portion of the purchase price of a target business the seller of that business is willing to take in the form of seller notes or our equity or equity in one of our subsidiaries. As noted elsewhere in this report, we intend on paying no more than 60% cash on any acquisition that we execute with a target of 50%. Given these factors, we believe that the amount of outside additional capital necessary to execute our business plan for the next 24 months ranges from $20 million to $60 million. With respect to the prospective acquisitions in the pipeline representing over $50 million in additional revenue, the amount of capital needed ranges from $10 million to $30 million.

We intend to raise capital for additional acquisitions primarily through debt financing at our operating company level, additional equity offerings by our company, or by undertaking a combination of any of the above. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all.

There is no guarantee that we will be able to acquire additional businesses under the terms outlined above or that we will be able to find additional acquisition candidates should we terminate our plans for any of our current acquisition targets.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(5,019,113)	$(1,903,116)
Net cash used in investing activities	(8,241,383)	(32,966)
Net cash provided by financing activities	12,980,640	2,486,265
Net change in cash	(279,856)	472,737
Cash and cash equivalents at beginning of year	484,949	12,212
Cash and cash equivalents at end of year	$205,093	$484,949

Our net cash used in operating activities was $5,019,113 for the year ended December 31, 2021, as compared to $1,903,116 for the year ended December 31, 2020. For the year ended December 31, 2021, our net loss of $7,765,523 and a decrease in inventory of $842,049, offset by debt issuances costs of $621,638, an increase in accrued expenses of $1,012,897, an increase in deferred revenue of $487,766, and amortization of $486,184, were the primary drivers for cash used in operations. For the year ended December 31, 2020, our net loss of $3,169,018, offset by an increase in inventory of $507,970 and an increase in accrued expenses of $476,372, were the primary drivers for cash used in operations.

Our net cash used in investing activities was $8,241,383 for the year ended December 31, 2021, as compared to $32,966 for the year ended December 31, 2020. Net cash used in investing activities for the year ended December 31, 2021 consisted of cash paid for the acquisition of DSO of $6,000,000, cash paid for the acquisition of Nexus of $2,100,000 and purchases of property and equipment of $141,383, while the net cash used in investing activities for the year ended December 31, 2020 consisted entirely of purchases of property and equipment.

Our net cash provided by financing activities was $12,980,640 for the year ended December 31, 2021, as compared to $2,486,265 for the year ended December 31, 2020. Net cash provided by financing activities for the year ended December 31, 2021 consisted of net proceeds of $7,080,000 from the private placement of preferred stock described below, proceeds from the issuance of note payables of $7,418,969, proceeds from related parties of $1,367,400 and a gain on right of use asset and lease liability of $53,654, offset by repayments on convertible notes and notes payable of $851,860 and repayments on due to related parties of $1,087,523, while net cash provided by financing activities for the year ended December 31, 2020 consisted of proceeds from the issuance of note payables of $2,555,749, paycheck protection program loan proceeds of $318,013 and a gain on right of use asset and lease liability of $63,880, offset by repayments on notes payable of $490,100.

Private Placement of Series A Convertible Preferred Stock

On July 1, 2021, we completed a private placement in which we sold an aggregate of 6,000 shares of series A convertible preferred stock and warrants for the purchase of an aggregate of 8,999,552 shares of common stock to certain investors for gross proceeds of $6,000,000. On August 18, 2021, we completed an additional closing of this private placement in which we sold 2,000 shares of series A convertible preferred stock and warrants for the purchase of 2,999,852 shares of common stock for gross proceeds of $2,000,000.

Debentures

On November 5, 2021, we entered into a securities purchase agreement with certain investors, pursuant to which we sold 12% unsecured subordinated convertible debentures in the aggregate principal amount of $2,250,000 to such investors for gross proceeds of $2,214,000, the proceeds of which were used to fund the acquisition of Nexus. Interest at a rate of 12% per annum accrued on the principal balance of the debentures from the date of issuance until February 14, 2022, the date that the registration statement related to our initial public offering was declared effective by the SEC (which we refer to as the IPO date). The debentures are due and payable on the earliest of the maturity date, November 30, 2022, or upon their earlier conversion or redemption. As of December 31, 2021, the outstanding principal balance of the debentures was $2,214,000, and debt issuance costs was $202,500.

At any time after the sixth month anniversary of the IPO date, the holders may convert the principal amount of the debentures into shares of common stock at a conversion price that is equal to the lower of $2.50 and the lowest volume weighted average price during the 10 trading days immediately following the IPO date; provided that the conversion price shall not be less than $1.00. The conversion price is subject to standard equitable adjustments for stock splits, stock combinations, recapitalizations and similar transactions. The debentures contain beneficial ownership limitations which limit the holders’ beneficial ownership to 9.99% of our outstanding common stock. At any time after the IPO date, we may redeem some or all of the outstanding principal amount of the debentures for cash in an amount equal to 115% of the outstanding principal amount of the debentures, plus accrued but unpaid interest and any other amounts due under the debentures. The securities purchase agreement and the debentures contain customary representations, warranties, affirmative and negative covenants and events of default for loans of this type. The debentures are guaranteed by each of our subsidiaries.

Acquisition Notes

On November 8, 2021, we issued a 5% secured subordinated convertible promissory note in the principal amount of $1,900,000 to Justin Francisco and Steven Rubert in connection with the acquisition of Nexus. This note accrued interest at 5% per annum and was to mature on November 8, 2024. As of December 31, 2021, the outstanding principal balance of this note was $1,900,000. This note automatically converted into 386,460 shares of common stock concurrent with the closing of our initial public offering on February 18, 2022.

On November 8, 2021, we issued a 5% secured subordinated promissory note in the principal amount of $1,900,000 to Justin Francisco and Steven Rubert in connection with the acquisition of Nexus. This note accrues interest at 5% per annum and the outstanding principal and interest will be amortized on a straight-line basis and are payable quarterly in accordance with the amortization schedule attached to the note, with all amounts due and payable on November 8, 2024. We may prepay all or any portion of this note any time prior to maturity without premium or penalty. The note contains customary covenants and events of default for a loan of this type, including if a default occurs under any senior secured indebtedness to banks and other financial institutions or private equity funds, and is secured by a security interest in all of our assets; provided that such security interest is subordinate to the rights of the lenders under any such senior secured indebtedness. As of December 31, 2021, the outstanding principal balance of this note was $1,900,000.

On July 1, 2021, we issued a 6% secured subordinated convertible promissory note in the principal amount of $3,000,000 to Sasson E. Moulavi in connection with the acquisition of DSO. This note accrued interest at 6% per annum and was to mature on July 1, 2024. As of December 31, 2021, the outstanding principal balance of this note was $3,000,000. This note automatically converted into 623,200 shares of common stock concurrent with the closing of our initial public offering on February 18, 2022.

On July 1, 2021, we issued a 6% secured subordinated promissory note in the principal amount of $3,000,000 to Sasson E. Moulavi in connection with the acquisition of DSO. This note accrues interest at 6% per annum and the outstanding principal and interest will be amortized on a straight-line basis and are payable quarterly in accordance with the amortization schedule attached to the note, with all amounts due and payable on July 1, 2024. We may prepay all or any portion of this note any time prior to maturity without premium or penalty. This note contains customary covenants and events of default for a loan of this type, including if a default occurs under any senior secured indebtedness to banks and other financial institutions or private equity funds, and is secured by a security interest in all of the assets of DSO; provided that such security interest is subordinate to the rights of the lenders under any such senior secured indebtedness. As of December 31, 2021, the outstanding principal balance of this note was $3,000,000.

Promissory Notes

On July 1, 2021, we entered into a loan agreement with Diamond Creek Capital, LLC for a term loan in the principal amount of up to $3,000,000. The loan bears interest at a rate of 15.0% per annum, provided that upon an event of default, such rate shall increase by 5%. The loan was due and payable on the earlier of July 1, 2022 or upon completion of our initial public offering. The loan is secured by all of our assets and contains customary events of default. As of December 31, 2021, the outstanding principal balance of this note was $2,750,000. We repaid $1,325,000 of the principal balance and $27,604 of the interest from the proceeds of our initial public offering. In connection with such repayment, the lender agreed that the remaining loan is due and payable on July 1, 2022.

On May 10, 2021, we issued a convertible promissory note in the principal amount of $73,727 to Bevilacqua PLLC, our outside securities counsel. This note accrues interest at 15% per annum and matures on May 10, 2022. The note is convertible at the option of the holder into shares of common stock at a conversion price that is equal to forty percent (40%) of either (i) the price per share paid by investors in our next priced equity financing or (ii) the volume weighted average price of the common stock for the five trading days from and including the date that the conversion notice is given. As of December 31, 2021, the outstanding principal balance of this note was $73,727.

On December 18, 2020, we entered into a loan and security agreement with Peah Capital, LLC for a term loan in the principal amount of up to $1,500,000, which was amended on April 27, 2021 to increase the loan amount to $1,625,000. In connection with such amendment, on April 27, 2021, we issued a second amended and restated promissory note to Peah Capital, LLC in the principal amount of $1,625,000. The loan bears interest at a rate of 17.5% per annum, provided that upon an event of default, such rate shall increase to 25% per annum. The loan is due and payable on the earlier of: (i) eighteen (18) months from the date of the note or (ii) upon completion of our initial public offering. The loan is secured by all of our assets and contains customary events of default. As of December 31, 2021, the outstanding principal balance of this note was $1,614,906. As of December 31, 2020, the outstanding principal balance of this note was $1,615,176. We repaid $1,000,000 of the principal balance from proceeds of our initial public offering. In connection with such repayment, the lender agreed that the remaining loan is due and payable eighteen (18) months from the date of the amended note, or October 27, 2022.

Since inception, we have issued other promissory notes to various lenders. These notes accrue interest at rates between 12-17%. These notes are unsecured and contain customary events of default. As of December 31, 2021, the outstanding principal balance of these notes was $5,993,720. As of December 31, 2020, the outstanding principal balance of these notes was $3,312,971. These notes were repaid in full upon closing of our initial public offering.

On February 25, 2021, we issued a convertible promissory note in the principal amount of $500,000. This note accrued interest at 15% per annum and was to mature on March 31, 2023. As of December 31, 2021, the outstanding principal balance of this note was $500,000. This note automatically converted into 229,834 shares of common stock concurrent with the closing of the initial public offering on February 18, 2022.

Other

In 2021, DSO entered into two revolving lines of credit with a bank, which permitted borrowings up to $1,176,000, and bear interest at 8.99% and 7.99%. As of December 31, 2021, the outstanding principal balance of these lines of credit was $621,662.

Merchant Cash Advances

In December 2021, we entered into a merchant cash advance agreement for $340,000 with a required repayment amount of $493,500, which requires weekly payments of approximately $20,562. At December 31, 2021, the outstanding amount was $294,313.

EIDL Loan

In June 2020, pursuant to the economic injury disaster loan, or EIDL, program under the under the provisions of the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, we entered into a promissory note with the U.S. Small Business Administration, or the SBA, with a principal amount of $300,000. This loan matures in 30 years and bears interest at a rate of 3.75%. The loan is secured by all of our assets. As of December 31, 2021 and 2020, the outstanding principal balance of this loan was $300,000.

PPP Loans

In May 2020, we received $239,262 in paycheck protection program, or PPP, loans under the CARES Act. This loan bears interest at a rate of 1% per annum and matures in April 2022. As of December 31, 2021 and 2020, the outstanding principal balance of this loan was $239,262.

In February 2021, we received an additional $261,164 in PPP loans under the CARES Act. This loan bears interest at a rate of 1% per annum and matures in January 2023. As of December 31, 2021, the outstanding balance of this loan was $261,164.

The PPP provides that the PPP loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act.

Contractual Obligations

Our principal commitments consist mostly of obligations under the loans described above, the operating leases described under Item 2 “Properties” and pricing/margin structures for products established with our clients. We do not have any purchase obligations with any suppliers.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The following discussion relates to critical accounting policies for our company. The preparation of financial statements in conformity with United States generally accepted accounting principles, or GAAP, requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

Revenue Recognition. Effective January 1, 2020, we now evaluate revenue recognition based on the criteria set forth in ASC 606, Revenue from Contracts with Customers. We adopted the new revenue recognition standard using the modified retrospective method to undelivered performance obligations on existing contracts which resulted in no impact to retained earnings. We evaluate and recognize revenue by: identifying the contract(s) with the customer; identifying the performance obligations in the contract; determining the transaction price; allocating the transaction price to performance obligations in the contract; and recognizing revenue as each performance obligation is satisfied through the transfer of a promised good or service to a customer (i.e., “transfer of control”).

Products (BSNM, DSO and GSP)

We primarily generate revenues by manufacturing and packaging of nutraceutical products as a contract manufacturer for customers. The majority of our revenue is recognized when we satisfy a single performance obligation by transferring control of products to a customer. Control is generally transferred when our products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. Our general payment terms are short-term in duration. We do not have significant financing components or payment terms. We did not have any material unsatisfied performance obligations at December 31, 2021 or 2020.

Distribution expenses to transport our products, where applicable, and warehousing expense after manufacture are accounted for within operating expenses.

Marketing (Nexus)

Nexus generates revenues when sales of listed products are sold by product vendors through its network as a result of the marketing efforts of digital marketers. The products on the network come from several different customers, which pay Nexus a specific amount per sale, the amount of which is dictated by the customer. The revenue is recognized upon the sale of a product by the customer, net of fraudulent traffic or disputed transactions. A portion of the specific amount received by Nexus for that sale is paid out to the digital marketer as a commission, which is recorded in cost of sales. To illustrate the revenue process, a digital marketer logs onto the platform and selects an offer to promote for the day. The platform generates a unique link which the digital marketer distributes either via email or a banner ad. As the link is distributed to the consumer via the marketing efforts of the digital marketer, the consumer visits that link to make a purchase from the customer’s website, and when such purchase is complete, revenue is recognized by Nexus and the sale is credited to the digital marketer’s Nexus account. The benefit to the digital marketer operating on Nexus’ network is that the digital marketer receives a commission without the possibility of a claw back or refund. The customer benefits through increased sales of its products as a result of the marketing efforts of the digital marketers. Nexus’ platform acts as the transaction ledger, keeping track of clicks, sales and commissions.

Nexus’ general payment terms are short-term in duration. Insertion orders are utilized between Nexus and the customer for each campaign related to a particular product being marketed. The insertion order remains in effect until the customer or Nexus terminates the order, and either party may terminate the order at any time upon 14 days’ written notice. The customer is billed weekly for the sales digital marketers have generated for the week. Nexus does not have significant financing components or payment terms. Nexus did not have any material unsatisfied performance obligations at December 31, 2021 or 2020.

Inventory, net. Inventory consists of raw materials, work in progress, and finished goods and is valued at the lower of cost (first-in, first-out) (replacement cost or net realizable value). An allowance for inventory obsolescence is provided for slow moving or obsolete inventory to write down historical cost to net realizable value. We primarily perform our manufacturing for nutraceuticals in the form of powders, tablets and capsules. The allowance for obsolescence is an estimate established through charges to cost of goods sold. Management’s judgment in determining the adequacy of the allowance is based upon several factors which include, but are not limited to, analysis of slow-moving inventory, analysis of the selling price of inventory, the predetermined shelf life of the product, and management’s judgment with respect to current economic conditions. Given the nature of the inventory, it is reasonably possible our estimate of the allowance for obsolescence will change in the near term.

Property and Equipment. Property and equipment are recorded at cost. Expenditures for major betterments and additions are charged to the asset accounts, while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are charged to expense as incurred. We provide for depreciation and amortization over the estimated useful lives of various assets using the straight-line method ranging from 3-15 years.

Goodwill and Intangible Assets. Goodwill is not amortized but is subject to annual impairment tests. In addition to the annual impairment review, impairment reviews are performed whenever circumstances indicate a possible impairment may exist. Impairment testing for goodwill is done at the reporting unit level. Reporting units are one level below the business segment level, and our impairment testing is performed at the operating division level. We compare the fair value of the reporting unit assets to the carrying amount, on at least an annual basis, to determine if there is potential impairment. If the fair value of the reporting unit assets is less than their carrying value, an impairment loss will be recognized. No goodwill impairments were recognized during 2021. During 2021, goodwill increased by $1.3 million related to the acquisition of DSO. During 2021, identifiable intangible assets increased by $16.0 million related to acquisitions and declined by $486,184 due to amortization. Intangible assets and goodwill consist of customer relationships, non-compete agreements, license agreements, goodwill, and intellectual property acquired in the acquisitions of BSNM, DSO, Nexus, and GSP. We amortize intangible assets with finite lives on a straight-line basis over their estimated useful lives which ranges from 3 to 15 years.

Long-Lived Assets. We assess potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. We had no impairment of long-lived assets at December 31, 2021 and 2020.

Lease Right-of-Use Asset. We record a right-of-use asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified either as finance or operating with the classification affecting the pattern of expense recognition. Lease liabilities are recognized based on the present value of the remaining lease payments and are discounted using the most reasonable incremental borrowing rate. We use the implicit rate when it is readily determinable. Since our lease does not provide an implicit rate, to determine the present value of lease payments, management uses our incremental borrowing rate based on the information available at lease commencement. Leases with a term of 12 months or less at inception are not recorded on our balance sheet and are expensed on a straight- line basis over the lease term.

Stock-based Compensation. We recognize expense for stock options and warrants granted over the vesting period based on the fair value of the award at the grant date, are valued using a Black-Scholes option pricing model to determine the fair market value of the stock options. We calculate the amount of tax benefit available by tracking each stock option award on an employee-by-employee basis and on a grant-by-grant basis. We then compare the recorded expense to the tax deduction received for each stock option grant.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements begins on page F-1 of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this annual report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, our management, including our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2021 but was not reported.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below is information regarding our directors and executive officers as of the date of this report.

Name	Age	Position
Alfonso J. Cervantes, Jr.	72	Executive Chairman of the Board
Ryan F. Zackon	39	Chief Executive Officer and Director
Darren C. Minton	39	President and Director
Alan B. Bergman	53	Chief Financial Officer
Ronald S. Altbach	74	Director
Richard M. Cohen	71	Director
Robert S. Rein, Esq.	77	Director
Roger Conley Wood	54	Director

Alfonso J. Cervantes, Jr. Mr. Cervantes is the founder of our company and has served as our Executive Chairman since our inception. Mr. Cervantes is also Executive Chairman of Trilogy Capital Group, LLC, or Trilogy, a private equity firm and a principal stockholder, and served as Chairman and Chief Executive Officer of its predecessor, Trilogy Capital Partners, Inc. since 2002. Through more than 35 years as an executive in diversified businesses, Mr. Cervantes has accumulated extensive experience in the public markets with experience in corporate finance and emerging growth companies. His significant corporate finance experience includes mergers and acquisitions, initial public offerings, private placements as well as the reorganization of middle-market companies. Prior to Smart for Life, Inc., Mr. Cervantes was the founder and Vice Chairman of Staffing 360 Solutions, Inc. (NASDAQ: STAF), from 2012 to 2015, where he facilitated, in association with Mr. Minton, multiple acquisitions and drove the company from pure startup to over $100 million in revenues in approximately two years. Mr. Cervantes is a graduate of Webster University with a degree in Communications. We believe Mr. Cervantes is qualified to serve on our board of directors due to his extensive corporate finance experience and knowledge of our company.

Ryan F. Zackon. Mr. Zackon has served as our Chief Executive Officer since November 2020 and as a member of our board of directors since December 2020. Mr. Zackon possesses significant experience in the nutraceutical industry with an emphasis on the development and implementation of operational and financial initiatives. Prior to joining us, he served as Vice President and Interim Chief Operating Officer for Twinlab Consolidated Holdings, Inc. (OTC: TLCC), a 50-year-old international health and wellness company engaged in the manufacturing, marketing and distribution of a broad array of nutritional products on a global basis, from June 2019 to December 2020. Prior to that, Mr. Zackon served as the Vice President of Operations at Woodfield Distribution, LLC, a third-party logistics provider to the pharmaceutical industry, from January 2018 to June 2019. Prior to that, Mr. Zackon was Chief Operating Officer of Private Label Express, a dietary health and wellness contract manufacturer, from September 2016 to January 2018. He previously also served as the Chief Operating Officer of PDF Security Services, a leading multi-national security consulting firm based in Sacramento, CA. Mr. Zackon is a graduate of The Ohio State with a degree in Psychology. We believe Mr. Zackon is qualified to serve on our board of directors due to his extensive management experience in the nutraceutical industry.

Darren C. Minton. Mr. Minton has served as our President since September 2017 and as a member of our board of directors since November 2018. Mr. Minton also serves as President of BSNM, managing day-to-day manufacturing operations. Mr. Minton has more than 15 years of capital markets experience in both small and large organizations. Over the years, his capacities have ranged from various executive positions, as well as president and chief executive officer positions with entrepreneurial ventures to established roles reporting to public company boards, with significant leadership and team building skills. Prior to joining us, Mr. Minton was a co-founder and Executive Vice President at Staffing 360 Solutions, Inc. (NASDAQ: STAF), from 2012 to 2017, where he facilitated the company’s alternative public offering and listing on Nasdaq. He previously served as President of Trilogy Capital Partners, Inc. and as an Analyst at Mesa West Capital, a privately held portfolio lender with a multi-billion dollar offering capability headquartered in Los Angeles, as well as First Republic Bank in Palo Alto. Mr. Minton is a graduate of Stanford University with a degree in Economics. We believe Mr. Minton is qualified to serve on our board of directors due to his extensive management and capital markets experience.

Alan B. Bergman. Mr. Bergman has served as our Chief Financial Officer since January 2021. Mr. Bergman’s expertise includes corporate financial management, mergers and acquisitions, corporate reorganizations, cost reduction and avoidance, financial analysis and reporting, IPO management, contract negotiations, ISO 9000 Quality Systems and SEC reporting and compliance. Prior to joining us, he served as Chief Financial Officer, Vice President Finance at Bright Mountain Media, Inc. (OTCQB: BMTM) from June 2019 to December 2020. Prior to that, he served as Vice President Finance at Greenlane Holdings, Inc. (NASDAQ: GNLN), from December 2018 to May 2019. He previously served as Controller for Woodfield Distribution from October 2013 to February 2018 and as Vice President Finance at Latitude Solutions from May 2011 to March 2013. Mr. Bergman commenced his career in 2000 with Deloitte as a Senior Auditor and subsequently as Audit Manager at Mallah Furman, P.A. and as Senior Auditor at Weinberg & Company, P.A. In addition, Mr. Bergman is also an Adjunct Professor of Accounting at Florida Atlantic University and Millennia Atlantic University. Mr. Bergman received his Master’s in Accounting from University of Miami.

Ronald S. Altbach. Mr. Altbach has been a member of our board of directors since October 2020. He previously served on our board from our inception until November 2018. Mr. Altbach is a financial services executive with over 35 years of capital markets experience with an emphasis on mergers and acquisitions and the development of strategic relationships. He has served in senior leadership positions in a variety of industries, including investment banking, marketing, consumer and luxury products, and media finance. Mr. Altbach is currently a principal in and Chief Commercial Officer and a director of MPS Infrastructure, Inc., which is engaged in the ownership, development, building and operation of large-scale infrastructure projects with an emphasis on sustainable water and power initiatives across Africa, where he has served since 2017. Mr. Altbach previously was President of Altbachco, LLC, a New York-based investment company which is a principal shareholder in Regeneration Capital Group, a New York-based merchant bank he co-formed with Mr. Cervantes in 2008 and where he served as President from 2009 to 2016. He serves as lead independent director on the board of Catch Media, a cloud-based technology provider with millions of active users across the globe. He previously held the position of Vice Chairman of Rosecliff, Inc., a New York-based merchant bank principally engaged in leveraged buyouts, and Chairman of Paul Sebastian, Inc., a Rosecliff portfolio company that marketed its own fragrance brands, as well as licensed brands, to U.S. and international department stores. Mr. Altbach is a graduate of Cornell University with a degree in Music. We believe Mr. Altbach is qualified to serve on our board of directors due to his extensive capital markets experience.

Richard M. Cohen. Mr. Cohen has been a member of our board of directors since February 2022. He previously served on our board from our inception until November 2018. Mr. Cohen is an experienced CEO/CFO at public and private companies. His professional experience includes biotech, financial services and diversified media and he maintains excellent contacts with capital financing sources on and off Wall Street. From 1996 to present, Mr. Cohen has been President of Richard M. Cohen Consultants. He was the CEO, CFO, and Board Member of CorMedix Inc., Bridgewater, NJ, a publicly traded (NYSE) medical device/biotechnology company with an intrapericardial therapy product targeted to markets in the U.S. and Europe, from 2010 to 2013. He has served on the board of directors and as Audit Committee Chair of 20/20 GeneSystems, Inc. (2016 to present), Helix BioMedix, Inc. (2006 to Present), Ondas Holdings (2018 to present), Direct Digital Holdings (2021 to present), Great Elm Capital Corporation (2022 to present), CorMedix Inc. (2010 to 2013), and Rodman & Renshaw (2008 to 2012). Mr. Cohen’s academic credentials include an MBA from Stanford University and B.S. with honors from Wharton School, University of Pennsylvania. We believe Mr. Cohen is qualified to serve on our board of directors due to his extensive board and audit committee experience.

Robert S. Rein, Esq. Mr. Rein has been a member of our board of directors since February 2022. Mr. Rein is an attorney and has been practicing law in California since 1971. Since 2008, Mr. Rein has been a Partner in Rein & Associates, a law firm representing businesses and individuals with respect to all aspects of business transactions and matters. His practice primarily consists of handling business, corporate and real estate matters; tax issues; and business and estate planning. Mr. Rein’s experience includes business acquisitions and sales, reorganizations, financings, business and tax planning, and business counselling. His firm has represented both public and private entities. Prior to the formation of Rein & Associates, Mr. Rein was a partner in predecessors to Rein & Associates since 1975. Mr. Rein obtained his B.A. in Economics from Brandeis University and his J.D. from Harvard Law School. Upon graduating law school, Mr. Rein clerked for Judge Milton Conford, the then senior judge of the New Jersey Superior Court, Appellate Division. Mr. Rein is currently the CEO and a member of the board of directors of R Solutions, Inc., a corporation involved in the furniture and other corporate fulfilment business, and Racada Corp., a real estate investment company. We believe that Mr. Rein is well qualified to serve on our board of directors due to his extensive legal and business experience.

Roger Conley Wood. Mr. Wood has been a member of our board of directors since February 2022.  Mr. Wood is a seasoned executive with over 25 years of experience serving in C-level positions with various technology and consumer product businesses. He is currently Chairman of Conley Holdings, a private family company with interests in Homebuilding, Fashion, Training & Education, Pet Care, Media & Entertainment and Personal Care sectors. He served as the Chief Executive Officer and Managing Partner of Blue Bear Brands, a marketing consultancy specializing in predicative analytics and machine learning, from 2014 to 2020. He previously held senior management positions with Hearst Corporation, Orca Payments, Amobee Media, Willis Group, Reebok International, Omnipoint Voicestream and Motorola. He has served on the board of directors of numerous private companies and the board of trustees for the Wardlaw-Hartridge School, Global Alumni Board of Harvard Business School, Junior Achievement and the British American Business Council. Mr. Wood obtained his B.A. in Marketing and Statistics from Morehouse College and his Master’s in Business Administration from Harvard University. We believe Mr. Wood is qualified to serve on our board of directors due to his extensive management and prior board experience.

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the board of directors. There is no arrangement or understanding between any director or executive officer and any other person pursuant to which he was or is to be selected as a director, nominee or officer.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as described below, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance

Governance Structure

We chose to appoint a separate Chairman of the Board who is not our Chief Executive Officer. Our board of directors has made this decision based on their belief that a separate Chairman of the Board can act as a balance to the Chief Executive Officer, who also serves as a non-independent director.

The Board’s Role in Risk Oversight

The board of directors oversees that the assets of our company are properly safeguarded, that the appropriate financial and other controls are maintained, and that our business is conducted wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the board’s oversight of the various risks facing our company. In this regard, our board seeks to understand and oversee critical business risks. Our board does not view risk in isolation. Risks are considered in virtually every business decision and as part of our business strategy. Our board recognizes that it is neither possible nor prudent to eliminate all risk. Indeed, purposeful and appropriate risk-taking is essential for our company to be competitive on a global basis and to achieve its objectives.

While the board oversees risk management, company management is charged with managing risk. Management communicates routinely with the board and individual directors on the significant risks identified and how they are being managed. Directors are free to, and indeed often do, communicate directly with senior management.

Our board administers its risk oversight function as a whole by making risk oversight a matter of collective consideration; however, much of the work is delegated to committees, which will meet regularly and report back to the full board. The audit committee oversees risks related to our financial statements, the financial reporting process, accounting and legal matters, the compensation committee evaluates the risks and rewards associated with our compensation philosophy and programs, and that the nominating and corporate governance committee evaluates risk associated with management decisions and strategic direction.

Independent Directors

Nasdaq’s rules generally require that a majority of an issuer’s board of directors must consist of independent directors. Our board of directors currently consists of seven (7) directors, four (4) of whom, Messrs. Altbach, Cohen, Rein and Wood, are independent within the meaning of Nasdaq’s rules.

Committees of the Board of Directors

Our board has established an audit committee, a compensation committee and a nominating and corporate governance committee, each with its own charter approved by the board. Each committee’s charter available on our website at www.smartforlifecorp.com. In addition, our board of directors may, from time to time, designate one or more additional committees, which shall have the duties and powers granted to it by our board of directors.

Audit Committee

Richard M. Cohen, Ronald S. Altbach and Robert S. Rein, each of whom satisfies the “independence” requirements of Rule 10A-3 under the Exchange Act and Nasdaq’s rules, have been appointed to serve on our audit committee, with Mr. Cohen serving as the chairman. Mr. Cohen qualifies as “audit committee financial expert.” The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company.

The audit committee is responsible for, among other things: (i) retaining and overseeing our independent accountants; (ii) assisting the board in its oversight of the integrity of our financial statements, the qualifications, independence and performance of our independent auditors and our compliance with legal and regulatory requirements; (iii) reviewing and approving the plan and scope of the internal and external audit; (iv) pre-approving any audit and non-audit services provided by our independent auditors; (v) approving the fees to be paid to our independent auditors; (vi) reviewing with our chief executive officer and chief financial officer and independent auditors the adequacy and effectiveness of our internal controls; (vii) reviewing hedging transactions; and (viii) reviewing and assessing annually the audit committee’s performance and the adequacy of its charter.

Compensation Committee

Ronald S. Altbach, Richard M. Cohen and Roger Conley Wood, each of whom satisfies the “independence” requirements of Rule 10A-3 under the Exchange Act and Nasdaq’s rules, have been appointed to serve on our compensation committee, with Mr. Altbach serving as the chairman. The members of the compensation committee are also “non-employee directors” within the meaning of Section 16 of the Exchange Act. The compensation committee assists the board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers.

The compensation committee is responsible for, among other things: (i) reviewing and approving the remuneration of our executive officers; (ii) determining the compensation of our independent directors; (iii) making recommendations to the board regarding equity-based and incentive compensation plans, policies and programs; and (iv) reviewing and assessing annually the compensation committee’s performance and the adequacy of its charter.

Nominating and Corporate Governance Committee

Robert S. Rein, Esq., Ronald S. Altbach and Roger Conley Wood, each of whom satisfies the “independence” requirements of Rule 10A-3 under the Exchange Act and Nasdaq’s rules, have been appointed to serve on our nominating and corporate governance committee, with Mr. Rein serving as the chairman. The nominating and corporate governance committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees.

The nominating and corporate governance committee is responsible for, among other things: (i) recommending the number of directors to comprise our board; (ii) identifying and evaluating individuals qualified to become members of the board and soliciting recommendations for director nominees from the chairman and chief executive officer of our company; (iii) recommending to the board the director nominees for each annual stockholders’ meeting; (iv) recommending to the board the candidates for filling vacancies that may occur between annual stockholders’ meetings; (v) reviewing independent director compensation and board processes, self-evaluations and policies; (vi) reviewing and approving related party transactions; (vii) overseeing compliance with our code of ethics; and (viii) monitoring developments in the law and practice of corporate governance.

The nominating and corporate governance committee’s methods for identifying candidates for election to our board of directors (other than those proposed by our stockholders, as discussed below) will include the solicitation of ideas for possible candidates from a number of sources - members of our board of directors, our executives, individuals personally known to the members of our board of directors, and other research. The nominating and corporate governance committee may also, from time-to-time, retain one or more third-party search firms to identify suitable candidates.

In making director recommendations, the nominating and corporate governance committee may consider some or all of the following factors: (i) the candidate’s judgment, skill, experience with other organizations of comparable purpose, complexity and size, and subject to similar legal restrictions and oversight; (ii) the interplay of the candidate’s experience with the experience of other board members; (iii) the extent to which the candidate would be a desirable addition to the board and any committee thereof; (iv) whether or not the person has any relationships that might impair his or her independence; and (v) the candidate’s ability to contribute to the effective management of our company, taking into account the needs of our company and such factors as the individual’s experience, perspective, skills and knowledge of the industry in which we operate.

A stockholder may nominate one or more persons for election as a director at an annual meeting of stockholders if the stockholder complies with the notice and information provisions contained in our bylaws. Such notice must be in writing to our company not less than 120 days and not more than 150 days prior to the anniversary date of the preceding year’s annual meeting of stockholders or as otherwise required by requirements of the Exchange Act. In addition, stockholders furnishing such notice must be a holder of record on both (i) the date of delivering such notice and (ii) the record date for the determination of stockholders entitled to vote at such meeting.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Such code of ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, and reporting of violations of the code.

We are required to disclose any amendment to, or waiver from, a provision of our code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. We intend to use our website as a method of disseminating this disclosure, as permitted by applicable SEC rules. Any such disclosure will be posted to our website within four (4) business days following the date of any such amendment to, or waiver from, a provision of our code of ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common shares to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. We were not subject to Section 16(a) of the Exchange Act during the year ended December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table - Years Ended December 31, 2021 and 2020

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Alfonso J. Cervantes, Jr., Executive	2021	216,667	—	—	—	—	216,667
Chairman	2020	200,000	—	22,500	900	23,328	246,728
Ryan F. Zackon, Chief Executive	2021	254,166	—	—	—	16,968	271,134
Officer(3)	2020	22,916	—	—	—	—	22,916
Darren C. Minton,	2021	175,000	—	—	—	—	175,000
President	2020	200,000	—	12,500	100	—	212,600

(1)	The amount is equal to the aggregate grant-date fair value with respect to the awards, computed in accordance with FASB ASC Topic 718.

(2)	Other compensation includes automobile allowances.

(3)	Mr. Zackon was appointed as our Chief Executive Officer on November 15, 2020.

Employment Agreements

On July 1, 2020, we entered into an employment agreement with Mr. Cervantes, our Executive Chairman. Pursuant to the employment agreement, Mr. Cervantes was entitled to an annual base salary of $200,000, which was increased to $250,000 on completion of the DSO acquisition on July 1, 2021 and was increased to $300,000 on completion of the Nexus acquisition on November 8, 2021. In addition, Mr. Cervantes is eligible to receive a bonus of $100,000 for each bona fide acquisition and $250,000 on conclusion of an initial public offering of not less than $10 million. He will also be entitled to an annual bonus of 20% of his base salary based on meeting company objectives and the remainder will be based on meeting mutually agreed employee objections or as otherwise determined by the board. Mr. Cervantes is eligible to participate in all equity incentive plans and other employee benefit plans, including health insurance, commensurate with his position. We also provide Mr. Cervantes an allowance for a late model automobile and related expenses. The term of Mr. Cervantes’ agreement is five years, commencing July 1, 2020 and terminating June 30, 2025. His employment agreement is terminable on 30 days’ notice. However, we may terminate Mr. Cervantes’ employment without notice for cause (as defined in the employment agreement). If we terminate Mr. Cervantes’ employment without cause or due to a disability, he is entitled to twelve (12) months of severance pay equal to the base salary of the current year, which will be paid on a bi-weekly schedule. The employment agreement contains standard confidentiality provisions and restrictive covenants prohibiting Mr. Cervantes from owning or operating a business that competes with our company during the term of his employment.

On November 15, 2020, we entered into an employment agreement with Mr. Zackon, our Chief Executive Officer. Pursuant to the employment agreement, Mr. Zackon was entitled to an annual base salary of $250,000, which was increased to $300,000 after the first year of employment and will be increased to $350,000 after the second year of employment. He will also be entitled to receive an annual bonus in an amount between 10% and 20% of his base salary based on meeting mutually agreed employee objectives or as otherwise determined by the board. Mr. Zackon is eligible to participate in all equity incentive plans and other employee benefit plans, including health insurance, commensurate with his position. The term of Mr. Zackon’s agreement commenced on November 15, 2020 and will continue until termination. His employment agreement is terminable on 30 days’ notice. However, we may terminate Mr. Zackon’s employment without notice for cause (as defined in the employment agreement). If we terminate Mr. Zackon’s employment without cause or due to a disability, he is entitled to six (6) months of severance pay equal to the base salary of the current year, which will be paid on a bi-weekly schedule. The employment agreement contains standard confidentiality provisions and restrictive covenants prohibiting Mr. Zackon from owning or operating a business that competes with our company during the term of his employment.

On July 1, 2020, we entered into an employment agreement with Mr. Minton, our President. Pursuant to the employment agreement, Mr. Minton was entitled to an annual base salary of $200,000, which was increased to $250,000 on completion of the DSO acquisition on July 1, 2021. In addition, Mr. Minton is eligible to receive a bonus of $25,000 for our first two acquisitions following the date of the employment agreement and $50,000 on conclusion of an initial public offering of not less than $10 million. He will also be entitled to receive an annual bonus of up to 20% of his base salary based on meeting mutually agreed employee objectives or as otherwise determined by the board. Mr. Minton is eligible to participate in all equity incentive plans and other employee benefit plans, including health insurance, commensurate with his position. We also provide Mr. Minton an allowance for a late model automobile and related expenses. The term of Mr. Minton’s agreement is three years, commencing July 1, 2020 and terminating June 30, 2023. His employment agreement is terminable on 30 days’ notice. However, we may terminate Mr. Minton’s employment without notice for cause (as defined in the employment agreement). If we terminate Mr. Minton’s employment without cause or due to a disability, he is entitled to six (6) months of severance pay equal to the base salary of the current year, which will be paid on a bi-weekly schedule. The employment agreement contains standard confidentiality provisions and restrictive covenants prohibiting Mr. Minton from owning or operating a business that competes with our company during the term of his employment.

Outstanding Equity Awards at Fiscal Year-End

The following table includes certain information with respect to the value of all unexercised options and unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year ended December 31, 2021.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Alfonso J. Cervantes, Jr.	1,000,000	—	—	$0.01	09/14/30
Darren C. Minton	250,000	—	—	$0.01	09/14/30

Additional Narrative Disclosure

Retirement Benefits

We have not maintained, and do not currently maintain, a defined benefit pension plan or nonqualified deferred compensation plan. We currently make available a retirement plan intended to provide benefits under Section 401(k) of the Internal Revenue Code of 1986, as amended, or the Code, pursuant to which employees, including the executive officers named above, can make voluntary pre-tax contributions.

Potential Payments Upon Termination or Change in Control

As described under “—Employment Agreements” above, Messrs. Cervantes, Zackon and Minton are entitled severance if their employment is terminated without cause.

Director Compensation

The table below sets forth the compensation paid to our independent directors during the fiscal year ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Ronald S. Altbach	—	2,000	2,000

(1)	The amount is equal to the aggregate grant-date fair value with respect to the awards, computed in accordance with FASB ASC Topic 718.

No other member of our board of directors received any compensation for his services as a director during the fiscal year ended December 31, 2021.

2020 Stock Incentive Plan

On September 14, 2020, our board of directors adopted the Bonne Santé Group, Inc. 2020 Stock Incentive Plan, or the 2020 Plan, which was approved by our stockholders on September 14, 2020. The following is a summary of certain significant features of the 2020 Plan. The information which follows is subject to, and qualified in its entirety by reference to, the 2020 Plan document itself, which is filed as an exhibit to this report.

Awards that may be granted include incentive stock options as described in section 422(b) of the Code, non-qualified stock options (i.e., options that are not incentive stock options) and awards of restricted stock. These awards offer our employees, consultants, advisors and outside directors the possibility of future value, depending on the long-term price appreciation of our common stock and the award holder’s continuing service with our company or one or more of its subsidiaries.

All of the permissible types of awards under the 2020 Plan are described in more detail as follows:

Purposes of Plan: The purpose of the 2020 Plan is to offer selected employees, consultants, advisors and outside directors the opportunity to acquire equity in our company.

Administration of the Plan: The 2020 Plan is administered by our compensation committee. Among other things, the administrator has the authority to select persons who will receive awards, determine the types of awards and the number of shares to be covered by awards, and to establish the terms, conditions, restrictions and other provisions of awards.

Eligible Recipients: Persons eligible to receive awards under the 2020 Plan will be those employees, consultants, advisors and outside directors of our company and its subsidiaries who are selected by the administrator.

Shares Available Under the Plan: The maximum number of shares of common stock that may be delivered to participants under the 2020 Plan is 2,000,000, subject to adjustment for certain corporate changes affecting the shares, such as stock splits. Shares subject to an award under the 2020 Plan for which the award is canceled, forfeited or expires again become available for grants under the 2020 Plan. Shares subject to an award that is settled in cash will not again be made available for grants under the 2020 Plan. As of December 31, 2021, 550,000 shares remain available for issuance under the 2020 Plan.

Stock Options:

General. Subject to the provisions of the 2020 Plan, the administrator has the authority to determine all grants of stock options. That determination will include: (i) the number of shares subject to any option; (ii) the exercise price per share; (iii) the expiration date of the option; (iv) the manner, time and date of permitted exercise; (v) other restrictions, if any, on the option or the shares underlying the option; and (vi) any other terms and conditions as the administrator may determine.

Option Price. The exercise price for stock options will be determined at the time of grant. Normally, the exercise price will not be less than the fair market value on the date of grant, as determined in good faith by the administrator. As a matter of tax law, the exercise price for any incentive stock option awarded may not be less than the fair market value of the shares on the date of grant. However, incentive stock option grants to any person owning more than 10% of our voting stock must have an exercise price of not less than 110% of the fair market value on the grant date.

Exercise of Options. An option may be exercised only in accordance with the terms and conditions for the option agreement as established by the administrator at the time of the grant. The option must be exercised by notice to us, accompanied by payment of the exercise price. Payments may be made in cash or, at the option of the administrator, by actual or constructive delivery of shares of common stock to the holder of the option based upon the fair market value of the shares on the date of exercise.

Expiration or Termination. Options, if not previously exercised, will expire on the expiration date established by the administrator at the time of grant; provided that such term cannot exceed ten years and that such term of an incentive stock option granted to a holder of more than 10% of our voting stock cannot exceed five years. Options will terminate before their expiration date if the holder’s service with us terminates before the expiration date. The option may remain exercisable for specified periods after certain terminations of service, including terminations as a result of death, disability or retirement, with the precise period during which the option may be exercised to be established by the administrator and reflected in the grant evidencing the award.

Stock Awards: Stock awards can also be granted under the 2020 Plan. A stock award is a grant of shares of common stock. These awards will be subject to such conditions, restrictions and contingencies as the administrator shall determine at the date of grant. Those may include requirements for continuous service and/or the achievement of specified performance goals.

Other Material Provisions: Awards will be evidenced by a written agreement, in such form as may be approved by the administrator. In the event of various changes to the capitalization of our company, such as stock splits, stock dividends and similar re-capitalizations, an appropriate adjustment will be made by the administrator to the number of shares covered by outstanding awards or to the exercise price of such awards. The administrator is also permitted to include in the written agreement provisions that provide for certain changes in the award in the event of a change of control of our company, including acceleration of vesting. Except as otherwise determined by the administrator at the date of grant, awards will not be transferable, other than by will or the laws of descent and distribution. Prior to any award distribution, we are permitted to deduct or withhold amounts sufficient to satisfy any employee withholding tax requirements. The board also has the authority, at any time, to discontinue the granting of awards. The board also has the authority to alter or amend the 2020 Plan or any outstanding award or may terminate the 2020 Plan as to further grants, provided that no amendment will, without the approval of our stockholders, increase the number of shares available under the 2020 Plan or change the persons eligible for awards under the 2020 Plan. No amendment that would adversely affect any outstanding award made under the 2020 Plan can be made without the consent of the holder of such award.

2022 Equity Incentive Plan

On January 13, 2022, our board of directors adopted the Smart for Life, Inc. 2022 Equity Incentive Plan, or the 2022 Plan, which was approved by our stockholders on January 13, 2022. The following is a summary of certain significant features of the 2022 Plan. The information which follows is subject to, and qualified in its entirety by reference to, the 2022 Plan document itself, which is filed as an exhibit to this report.

Awards that may be granted include: (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) restricted awards, (e) performance share awards, and (f) performance compensation awards. These awards offer our officers, employees, consultants and directors the possibility of future value, depending on the long-term price appreciation of our common stock and the award holder’s continuing service with our company.

Stock options give the option holder the right to acquire from us a designated number of shares of common stock at a purchase price that is fixed upon the grant of the option. The exercise price will not be less than the market price of the common stock on the date of grant. Stock options granted may be either tax-qualified stock options (so-called “incentive stock options”) or non-qualified stock options.

Stock appreciation rights, or SARs, which may be granted alone or in tandem with options, have an economic value similar to that of options. When a SAR for a particular number of shares is exercised, the holder receives a payment equal to the difference between the market price of the shares on the date of exercise and the exercise price of the shares under the SAR. Again, the exercise price for SARs normally is the market price of the shares on the date the SAR is granted. Under the 2022 Plan, holders of SARs may receive this payment – the appreciation value – either in cash or shares of common stock valued at the fair market value on the date of exercise. The form of payment will be determined by us.

Restricted shares are shares of common stock awarded to participants at no cost. Restricted shares can take the form of awards of restricted stock, which represent issued and outstanding shares of our common stock subject to vesting criteria, or restricted stock units, which represent the right to receive shares of our common stock subject to satisfaction of the vesting criteria. Restricted shares are forfeitable and non-transferable until the shares vest. The vesting date or dates and other conditions for vesting are established when the shares are awarded.

The 2022 Plan also provides for performance compensation awards, representing the right to receive a payment, which may be in the form of cash, shares of common stock, or a combination, based on the attainment of pre-established goals.

All of the permissible types of awards under the 2022 Plan are described in more detail as follows:

Purposes of Plan: The purposes of the 2022 Plan are to attract and retain officers, employees and directors for our company and its subsidiaries; motivate them by means of appropriate incentives to achieve long-range goals; provide incentive compensation opportunities; and further align their interests with those of our stockholders through compensation that is based on our common stock.

Administration of the Plan: The 2022 Plan is administered by our compensation committee. Among other things, the administrator has the authority to select persons who will receive awards, determine the types of awards and the number of shares to be covered by awards, and to establish the terms, conditions, performance criteria, restrictions and other provisions of awards. The administrator has authority to establish, amend and rescind rules and regulations relating to the 2022 Plan.

Eligible Recipients: Persons eligible to receive awards under the 2022 Plan will be those officers, employees, consultants, and directors of our company and its subsidiaries who are selected by the administrator.

Shares Available Under the Plan: The maximum number of shares of our common stock that may be delivered to participants under the 2022 Plan is 2,000,000, subject to adjustment for certain corporate changes affecting the shares, such as stock splits. Shares subject to an award under the 2022 Plan for which the award is canceled, forfeited or expires again become available for grants under the 2022 Plan. Shares subject to an award that is settled in cash will not again be made available for grants under the 2022 Plan.

Stock Options:

General. Subject to the provisions of the 2022 Plan, the administrator has the authority to determine all grants of stock options. That determination will include: (i) the number of shares subject to any option; (ii) the exercise price per share; (iii) the expiration date of the option; (iv) the manner, time and date of permitted exercise; (v) other restrictions, if any, on the option or the shares underlying the option; and (vi) any other terms and conditions as the administrator may determine.

Option Price. The exercise price for stock options will be determined at the time of grant. Normally, the exercise price will not be less than the fair market value on the date of grant. As a matter of tax law, the exercise price for any incentive stock option awarded may not be less than the fair market value of the shares on the date of grant. However, incentive stock option grants to any person owning more than 10% of our voting stock must have an exercise price of not less than 110% of the fair market value on the grant date.

Exercise of Options. An option may be exercised only in accordance with the terms and conditions for the option agreement as established by the administrator at the time of the grant. The option must be exercised by notice to us, accompanied by payment of the exercise price. Payments may be made in cash or, at the option of the administrator, by actual or constructive delivery of shares of common stock to the holder of the option based upon the fair market value of the shares on the date of exercise.

Expiration or Termination. Options, if not previously exercised, will expire on the expiration date established by the administrator at the time of grant. In the case of incentive stock options, such term cannot exceed ten years provided that in the case of holders of more than 10% of our voting stock, such term cannot exceed five years. Options will terminate before their expiration date if the holder’s service with our company or a subsidiary terminates before the expiration date. The option may remain exercisable for specified periods after certain terminations of employment, including terminations as a result of death, disability or retirement, with the precise period during which the option may be exercised to be established by the administrator and reflected in the grant evidencing the award.

Incentive and Non-Qualified Options. As described elsewhere in this summary, an incentive stock option is an option that is intended to qualify under certain provisions of the Code, for more favorable tax treatment than applies to non-qualified stock options. Any option that does not qualify as an incentive stock option will be a non-qualified stock option. Under the Code, certain restrictions apply to incentive stock options. For example, the exercise price for incentive stock options may not be less than the fair market value of the shares on the grant date and the term of the option may not exceed ten years. In addition, an incentive stock option may not be transferred, other than by will or the laws of descent and distribution, and is exercisable during the holder’s lifetime only by the holder. In addition, no incentive stock options may be granted to a holder that is first exercisable in a single year if that option, together with all incentive stock options previously granted to the holder that also first become exercisable in that year, relate to shares having an aggregate fair market value in excess of $100,000, measured at the grant date.

Stock Appreciation Rights: Awards of SARs may be granted alone or in tandem with stock options. SARs provide the holder with the right, upon exercise, to receive a payment, in cash or shares of stock, having a value equal to the excess of the fair market value on the exercise date of the shares covered by the award over the exercise price of those shares. Essentially, a holder of a SAR benefits when the market price of the common stock increases, to the same extent that the holder of an option does, but, unlike an option holder, the SAR holder need not pay an exercise price upon exercise of the award.

Stock Awards: Stock awards can also be granted under the 2022 Plan. A stock award is a grant of shares of common stock or of a right to receive shares in the future. These awards will be subject to such conditions, restrictions and contingencies as the administrator shall determine at the date of grant. Those may include requirements for continuous service and/or the achievement of specified performance goals.

Cash Awards: A cash award is an award that may be in the form of cash or shares of common stock or a combination, based on the attainment of pre-established performance goals and other conditions, restrictions and contingencies identified by the administrator.

Performance Criteria: Under the 2022 Plan, one or more performance criteria will be used by the administrator in establishing performance goals. Any one or more of the performance criteria may be used on an absolute or relative basis to measure the performance of our company, as the administrator may deem appropriate, or as compared to the performance of a group of comparable companies, or published or special index that the administrator deems appropriate. In determining the actual size of an individual performance compensation award, the administrator may reduce or eliminate the amount of the award through the use of negative discretion if, in its sole judgment, such reduction or elimination is appropriate. The administrator shall not have the discretion to (i) grant or provide payment in respect of performance compensation awards if the performance goals have not been attained or (ii) increase a performance compensation award above the maximum amount payable under the 2022 Plan.

Other Material Provisions: Awards will be evidenced by a written agreement, in such form as may be approved by the administrator. In the event of various changes to the capitalization of our company, such as stock splits, stock dividends and similar re-capitalizations, an appropriate adjustment will be made by the administrator to the number of shares covered by outstanding awards or to the exercise price of such awards. The administrator is also permitted to include in the written agreement provisions that provide for certain changes in the award in the event of a change of control of our company, including acceleration of vesting. Except as otherwise determined by the administrator at the date of grant, awards will not be transferable, other than by will or the laws of descent and distribution. Prior to any award distribution, we are permitted to deduct or withhold amounts sufficient to satisfy any employee withholding tax requirements. Our board also has the authority, at any time, to discontinue the granting of awards. The board also has the authority to alter or amend the 2022 Plan or any outstanding award or may terminate the 2022 Plan as to further grants, provided that no amendment will, without the approval of our stockholders, to the extent that such approval is required by law or the rules of an applicable exchange, increase the number of shares available under the 2022 Plan, change the persons eligible for awards under the 2022 Plan, extend the time within which awards may be made, or amend the provisions of the 2022 Plan related to amendments. No amendment that would adversely affect any outstanding award made under the 2022 Plan can be made without the consent of the holder of such award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 29, 2022 for (i) each of our named executive officers and directors; (ii) all of our named executive officers and directors as a group; and (iii) each other shareholder known by us to be the beneficial owner of more than 5% of our outstanding common stock. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o our company, 990 Biscayne Blvd., Suite 503, Miami, Florida 33132.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Alfonso J. Cervantes, Jr., Executive Chairman(3)	Common Stock	9,390,000	28.75%
Ryan F. Zackon, Chief Executive Officer and Director(4)	Common Stock	393,000	1.24%
Darren C. Minton, President and Director(5)	Common Stock	1,600,000	5.01%
Alan B. Bergman, Chief Financial Officer	Common Stock	50,000	*
Ronald S. Altbach, Director(6)	Common Stock	1,250,000	3.92%
Richard M. Cohen, Director	Common Stock	616,000	1.95%
Robert S. Rein, Esq., Director	Common Stock	1,237,000	3.91%
Roger Conley Wood, Director	Common Stock	50,000	*
All executive officers and directors as a group	Common Stock	14,586,000	45.10%

*	Less than 1%

(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person or any member of such group has the right to acquire within sixty (60) days. For purposes of computing the percentage of outstanding shares of our common shares held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days of March 29, 2022 are deemed to be outstanding for such person, but not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership by any person.

(2)	Based on 31,657,408 shares of common stock issued and outstanding as of March 30, 2022.

(3)	Includes (i) 2,000,000 shares of common stock held directly, (ii) 1,000,000 shares of common stock which Mr. Cervantes has the right to acquire within 60 days through the exercise of vested options and (iii) 6,390,000 shares of common stock held by Trilogy. Mr. Cervantes is the Chairman of Trilogy and has voting and investment power over the securities held by it. Mr. Cervantes disclaims beneficial ownership of the shares held by Trilogy except to the extent of his pecuniary interest, if any, in such shares.

(4)	Includes 393,000 shares held by The Ryan F. Zackon Revocable Trust, of which Mr. Zackon is the trustee and beneficiary.

(5)	Includes (i) 1,350,000 shares of common stock held directly and (ii) 250,000 shares of common stock which Mr. Minton has the right to acquire within 60 days through the exercise of vested options.

(6)	Includes (i) 950,000 shares held directly, (ii) 200,000 shares of common stock which Mr. Altbach has the right to acquire within 60 days through the exercise of vested options and (iii) 100,000 shares of common stock held by Mesa Lane LLC. Mr. Altbach is the Manager of Mesa Lane LLC and has voting and investment power over the securities held by it. Mr. Altbach disclaims beneficial ownership of the shares held by Mesa Lane LLC except to the extent of his pecuniary interest, if any, in such shares.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,450,000	$0.01	550,000
Equity compensation plans not approved by security holders	-	-	-
Total	1,450,000	$0.01	550,000

On September 14, 2020, we established the 2020 Plan. Awards that may be granted include incentive stock options as described in section 422(b) of the Code, non-qualified stock options (i.e., options that are not incentive stock options) and awards of restricted stock. The maximum number of shares of common stock that may be issued pursuant to awards granted under the 2020 Plan is 2,000,000 shares. Shares subject to an award under the 2020 Plan for which the award is canceled, forfeited or expires again become available for grants under the 2020 Plan. Shares subject to an award that is settled in cash will not again be made available for grants under the 2020 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2020 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

●	We have a management services agreement with Trilogy, a company controlled by our Executive Chairman. As of December 31, 2021 and 2020, the amounts due from the related party are $0 and $78,466, respectively.

●	Prior to November 30, 2021, Doctor Scientific Organica rented its operating facility from Scientific Real Estate Holdings, LLC, a non-consolidating company owned by its former sole member, Sasson Moulavi. Rent expense paid to the related party for the year ended December 31, 2021 was $153,798.

●	Prior to October 1, 2021, Doctor Scientific Organica sold its products to Control de Poids / Smart for Life-Montreal, which was considered a related party due to common ownership by Sasson Moulavi. During the year ended December 31, 2021, sales to this related party were $25,384.

Director Independence

Our board of directors has determined that Ronald S. Altbach, Richard M. Cohen, Robert S. Rein, Esq. and Roger Conley Wood are independent within the meaning of the rules of Nasdaq.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to us for professional services rendered for the fiscal years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Audit Fees	$86,750	$—
Audit-Related Fees	—	—
Tax Fees	6,000	—
All Other Fees	—	—
TOTAL	$92,750	$—

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our registration statement or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above.

“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax returns preparation.

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Daszkal Bolton LLP for our financial statements as of and for the year ended December 31, 2021.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as a Part of This Report:

(1) Index to Financial Statements:

Report of Independent Registered Public Accounting Firm (PCAOB ID 229)

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations for the Years Ended December 31, 2021 and 2020

Consolidated Statement of Changes in Stockholders’ Deficit for the Years Ended December 31, 2021 and 2020

Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020

Notes to Consolidated Financial Statements

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description
3.1	Certificate of Incorporation of Smart for Life, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on December 16, 2021)
3.2	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on December 16, 2021)
3.3	Bylaws of Smart for Life, Inc. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 filed on December 16, 2021)
4.1*	Description of Securities of Smart for Life, Inc.
4.2	Warrant Agent Agreement, dated February 16, 2022, between Smart for Life, Inc. and VStock Transfer, LLC and Forms of Warrants (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 23, 2022)
4.3	Amended and Restated Warrant issued by Smart for Life, Inc. to Dawson James Securities, Inc. on February 1, 2022 (incorporated by reference to Exhibit 4.25 to Amendment No. 3 to Registration Statement on Form S-1/A filed on February 2, 2022)
4.4	Warrant issued by Smart for Life, Inc. to Joseph Xiras on January 13, 2022 (incorporated by reference to Exhibit 4.21 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.5	Warrant issued by Smart for Life, Inc. to Leonite Fund I, LP on January 13, 2022 (incorporated by reference to Exhibit 4.22 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.6	Warrant issued by Smart for Life, Inc. to Laurie Rosenthal on January 7, 2022 (incorporated by reference to Exhibit 4.20 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.7	Warrant issued by Smart for Life, Inc. to Robert Rein on January 3, 2022 (incorporated by reference to Exhibit 4.19 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.8	Warrant issued by Smart for Life, Inc. to Thomas L Calkins II and Diane M Calkins JTIC on December 27, 2021 (incorporated by reference to Exhibit 4.18 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.9	Warrant issued by Smart for Life, Inc. to Ryan Hazel on December 23, 2021 (incorporated by reference to Exhibit 4.17 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.10	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Anson East Master Fund LP on August 18, 2021 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed on December 16, 2021)
4.11	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Anson Investments Master Fund LP on August 18, 2021 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1 filed on December 16, 2021)
4.12	Common Stock Purchase Warrant issued by Smart for Life, Inc. to District 2 Capital Fund LP on August 18, 2021 (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-1 filed on December 16, 2021)
4.13	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Ionic Ventures, LLC on August 18, 2021 (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 filed on December 16, 2021)
4.14	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Sabby Volatility Warrant Master Fund, Ltd. on August 18, 2021 (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 filed on December 16, 2021)
4.15	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Anson East Master Fund LP on July 1, 2021 (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-1 filed on December 16, 2021)

4.16	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Anson Investments Master Fund LP on July 1, 2021 (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-1 filed on December 16, 2021)
4.17	Common Stock Purchase Warrant issued by Smart for Life, Inc. to District 2 Capital Fund LP on July 1, 2021 (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-1 filed on December 16, 2021)
4.18	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Ionic Ventures, LLC on July 1, 2021 (incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-1 filed on December 16, 2021)
4.19	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Sabby Volatility Warrant Master Fund, Ltd. on July 1, 2021 (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-1 filed on December 16, 2021)
4.20	Warrant issued by Smart for Life, Inc. to Dawson James Securities, Inc. on July 1, 2021 (incorporated by reference to Exhibit 4.23 to Amendment No. 3 to Registration Statement on Form S-1/A filed on February 2, 2022)
4.21	Warrant issued by Smart for Life, Inc. to Dawson James Securities, Inc. on July 1, 2021 (incorporated by reference to Exhibit 4.24 to Amendment No. 3 to Registration Statement on Form S-1/A filed on February 2, 2022)
4.22	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Peah Capital, LLC on December 18, 2020 (incorporated by reference to Exhibit 4.14 to the Registration Statement on Form S-1 filed on December 16, 2021)
4.23	Amendment No 1 to Common Stock Purchase Warrant, dated June 30, 2021, between Smart for Life, Inc. and Peah Capital, LLC (incorporated by reference to Exhibit 4.15 to the Registration Statement on Form S-1 filed on December 16, 2021)
4.24	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Leonite Capital LLC on May 18, 2017 (incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.1	Contribution and Exchange Agreement, dated November 29, 2021, among GSP Nutrition Inc., the shareholders of GSP Nutrition Inc. and Smart for Life, Inc. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.2	Securities Purchase Agreement, dated July 21, 2021, among Smart for Life, Inc., Nexus Offers, Inc., Justin Francisco and Steven Rubert (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.3	Amendment No. 1 to Securities Purchase Agreement, dated November 8, 2021, among Smart for Life, Inc., Nexus Offers, Inc., Justin Francisco and Steven Rubert (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.4	Securities Purchase Agreement, dated February 11, 2020, among Smart for Life, Inc., Doctors Scientific Organica, LLC, Oyster Management Services, Ltd., Lawee Enterprises, L.L.C., U.S. Medical Care Holdings, L.L.C. and Sasson E. Moulavi (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.5	First Amendment to Securities Purchase Agreement, dated July 7, 2020, among Smart for Life, Inc., Doctors Scientific Organica, LLC, Oyster Management Services, Ltd., Lawee Enterprises, L.L.C., U.S. Medical Care Holdings, L.L.C. and Sasson E. Moulavi (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.6	Second Amendment to Securities Purchase Agreement, dated June 4, 2021, among Smart for Life, Inc., Doctors Scientific Organica, LLC, Oyster Management Services, Ltd., Lawee Enterprises, L.L.C., U.S. Medical Care Holdings, L.L.C. and Sasson E. Moulavi (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.7	Third Amendment to Securities Purchase Agreement, dated July 1, 2021, among Smart for Life, Inc., Doctors Scientific Organica, LLC, Oyster Management Services, Ltd., Lawee Enterprises, L.L.C., U.S. Medical Care Holdings, L.L.C. and Sasson E. Moulavi (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.8	Securities Purchase Agreement, dated November 5, 2021, among Smart for Life, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.9	Subsidiary Guarantee, dated November 5, 2021, by Smart for Life, Inc., Bonne Sante Natural Manufacturing, Inc., Doctors Scientific Organica, LLC, Oyster Management Services, Ltd., Lawee Enterprises, L.L.C., U.S. Medical Care Holdings, L.L.C. and Nexus Offers, Inc. (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.10	Securities Purchase Agreement, dated July 1, 2021, among Smart for Life, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed on December 16, 2021)

10.11	Registration Rights Agreement, dated July 1, 2021, among Smart for Life, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.12+	License Agreement, dated January 1, 2020, between ABG-SI, LLC and GSP Nutrition Inc. (incorporated by reference to Exhibit 10.37 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 14, 2022)
10.13+	Amendment No. 1 to License Agreement, dated June 1, 2020, between ABG-SI, LLC and GSP Nutrition Inc. (incorporated by reference to Exhibit 10.50 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 14, 2022)
10.14+	Amendment No. 2 to License Agreement, dated August 1, 2021, between ABG-SI, LLC and GSP Nutrition Inc. (incorporated by reference to Exhibit 10.51 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 14, 2022)
10.15	12% Unsecured Subordinated Convertible Debenture due November 30, 2022 issued by Smart for Life, Inc. to Anson East Master Fund LP on November 5, 2021 (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.16	12% Unsecured Subordinated Convertible Debenture due November 30, 2022 issued by Smart for Life, Inc. to Anson Investments Master Fund LP on November 5, 2021 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.17	12% Unsecured Subordinated Convertible Debenture due November 30, 2022 issued by Smart for Life, Inc. to District 2 Capital Fund LP on November 5, 2021 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.18	12% Unsecured Subordinated Convertible Debenture due November 30, 2022 issued by Smart for Life, Inc. to Ionic Ventures, LLC on November 5, 2021 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.19	12% Unsecured Subordinated Convertible Debenture due November 30, 2022 issued by Smart for Life, Inc. to Sabby Volatility Warrant Master Fund, Ltd. on November 5, 2021 (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.20	5% Secured Subordinated Convertible Promissory Note issued by Smart for Life, Inc. to Justin Francisco and Steven Rubert on November 8, 2021 (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.21	5% Secured Subordinated Promissory Note issued by Smart for Life, Inc. to Justin Francisco and Steven Rubert on November 8, 2021 (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.22	6% Secured Subordinated Convertible Promissory Note issued by Smart for Life, Inc. to Sasson E. Moulavi on July 1, 2021 (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.23	6% Secured Subordinated Promissory Note issued by Smart for Life, Inc. to Sasson E. Moulavi on July 1, 2021 (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.24	Loan Agreement, dated July 1, 2021, among Smart for Life, Inc., Bonne Sante Natural Manufacturing, Inc., Doctors Scientific Organica, LLC and Diamond Creek Capital, LLC (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.25	Term Loan Promissory Note issued by Smart for Life, Inc., Bonne Sante Natural Manufacturing, Inc. and Doctors Scientific Organica, LLC to Diamond Creek Capital, LLC on July 1, 2021 (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.26	Security Agreement, dated July 1, 2021, among Smart for Life, Inc., Bonne Sante Natural Manufacturing, Inc., Doctors Scientific Organica, LLC and Diamond Creek Capital, LLC (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.27	Loan and Security Agreement, dated December 18, 2020, among Bonne Sante Natural Manufacturing, Inc., Smart for Life, Inc. and Peah Capital, LLC (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.28	Loan and Security Agreement Amendment, dated April 27, 2021, among Bonne Sante Natural Manufacturing, Inc., Smart for Life, Inc. and Peah Capital, LLC (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.29	Promissory Note issued by Bonne Sante Natural Manufacturing, Inc. and Smart for Life, Inc. to Peah Capital, LLC on December 18, 2020 (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.30	First Amended and Restated Promissory Note issued by Bonne Sante Natural Manufacturing, Inc. and Smart for Life, Inc. to Peah Capital, LLC on December 18, 2020 (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.31	Seconded Amended and Restated Promissory Note issued by Bonne Sante Natural Manufacturing, Inc. and Smart for Life, Inc. to Peah Capital, LLC on April 27, 2021 (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.32	Pledge and Security Agreement, dated December 18, 2020, among Bonne Sante Natural Manufacturing, Inc., Smart for Life, Inc., Trilogy Capital Group LLC, Mesa Lane LLC, Darren Minton, Alfonso J. Cervantes and Peah Capital, LLC (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.33	Corporate Guaranty, dated December 18, 2020, between Smart for Life, Inc. and Peah Capital, LLC (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.34	Corporate Guaranty, dated December 18, 2020, between Bonne Sante Natural Manufacturing, Inc. and Peah Capital, LLC (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.35	Lease, dated February 3, 2012, between O & B Properties, Inc. and Bonne Sante Natural Manufacturing, Inc., as amended (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1 filed on December 16, 2021)

10.36	Business Lease, dated November 20, 2015, between Aqua USA Property Management LLC and Bonne Sante Natural Manufacturing, Inc. (incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.37	Lease, dated September 1, 2018, between Scientific Real Estate Holdings LLC and Doctors Scientific Organica, LLC (incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.38	Memorandum of Agreement of Lease, dated September 30, 2021, between The Linger Corporation and Smart for Life Canada Inc. (incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.39†	Employment Agreement, dated July 1, 2020, between Smart for Life, Inc. and Alfonso J. Cervantes (incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.40†	Employment Agreement, dated November 15, 2020, between Smart for Life, Inc. and Ryan Zackon (incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.41†	Employment Agreement, dated July 1, 2020, between Smart for Life, Inc. and Darren C. Minton (incorporated by reference to Exhibit 10.40 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.42	Form of Independent Director Agreement between Smart for Life, Inc. and each independent director (incorporated by reference to Exhibit 10.41 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 14, 2022)
10.43	Form of Indemnification Agreement between Smart for Life, Inc. and each independent director (incorporated by reference to Exhibit 10.42 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 14, 2022)
10.44†	2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.43 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.45†	Form of Stock Option Agreement for 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.44 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.46†	Form of Restricted Stock Award Agreement for 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.45 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.47†	2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.46 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 14, 2022)
10.48†	Form of Stock Option Agreement for 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.47 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 14, 2022)
10.49†	Form of Restricted Stock Award Agreement for 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.48 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 14, 2022)
10.50†	Form of Restricted Stock Unit Award Agreement for 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.49 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 14, 2022)
14.1*	Code of Business Conduct and Ethics
21.1	Subsidiaries of Smart for Life, Inc. (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 filed on December 16, 2021)
23.1*	Consent of Daszkal Bolton LLP
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

+	Certain confidential information contained these exhibits has been omitted in accordance with Item 6.01(b)(10) because it is both (i) not material and (ii) is the type that we treat as private or confidential because it would be competitively harmful if publicly disclosed

†	Executive compensation plan or arrangement

ITEM 16. FORM 10-K SUMMARY.

None.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Smart for Life, Inc.

Doral, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Smart for Life, Inc. (the “Company”) at December 31, 2021 and 2020, and the related consolidated statements of operations, changes in deficiency in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as whole, and we are not, by communicating the critical matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Valuation of Intangible Assets and Goodwill in Acquisitions

As described in Notes 3 to the consolidated financial statements, the Company completed the acquisitions for consideration of $18.4 million and the transactions were accounted for as business combinations. The Company recorded acquired intangible assets and goodwill at fair value on the date of acquisitions using a discounted cash flow methodology to fair. The methods used to estimate the fair value of acquired intangible assets and goodwill involve significant assumptions. The significant assumptions applied by management in estimating the fair value of acquired intangible assets included income projections and discount rates.

The principal considerations for our determination that performing procedures relating to the valuation of intangible assets in acquisitions are a critical audit matter are (1) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value of intangible assets acquired due to the significant judgment by management when developing the estimates and (2) significant audit effort was required in evaluating the significant assumptions relating to the estimates, including the income projections and discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, reading the purchase agreements, and testing management’s process for estimating the fair value of intangible assets. Testing management’s process included evaluating the appropriateness of the valuation models, testing the completeness, accuracy, and relevance of underlying data used in the models, and testing the reasonableness of significant assumptions, including the income projections and discount rates. Evaluating the reasonableness of the income projections involved considering the current performance of the acquired businesses, the consistency with external market and industry data, and whether these assumptions were consistent with other evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of significant assumptions, including the discount rates, by comparing them against discount rate ranges that were independently developed using publicly available market data for comparable companies.

/s/ Daszkal Bolton LLP

We have served as the Company’s auditor since 2021.

Fort Lauderdale, Florida

March 31, 2022

SMART FOR LIFE, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2021 AND 2020

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$205,093	$484,949
Accounts receivable, net	388,958	69,325
Inventory	3,392,544	58,426
Prepaid expenses and other current assets	352,909	77,051
Total current assets	4,339,504	689,751

Property and equipment, net	523,044	381,174
Intangible assets, net	14,420,900	285,627
Goodwill	1,342,000	—
Deposits and other assets	61,877	37,197
Operating lease right-of-use assets	1,923,082	495,154
Total other assets	18,270,903	1,199,152
Total assets	$22,610,407	$1,888,903

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,065,515	$986,632
Accrued expenses	2,066,087	1,271,199
Accrued expenses, related parties	371,319	163,115
Due to related parties, net	325,966	46,089
Deferred revenue	681,786	194,020
Preferred stock dividends payable	355,417	—
Lease liability, current	384,530	249,284
Debt, current, net of debt discounts	10,894,128	3,971,482
Total current liabilities	17,144,748	6,881,821

Long-term liabilities:
Lease liability, noncurrent	1,570,388	223,985
Debt, noncurrent	9,986,009	1,908,923
Total long-term liabilities	11,556,397	2,132,908
Total liabilities	28,345,728	9,014,729

Commitments and contingencies

Stockholders’ Deficit
Preferred Stock, $.0001 par value, 10,000,000 share authorized and 9,992,0000 outstanding as of December 31, 2021 and 2020, respectively
Series A Convertible Preferred Stock, $.0001 par value, 8,000 shares authorized, 8,000 and 0 shares issued and outstanding as of December 31, 2021 and 2020, respectively	1	—
Common Stock, $.0001 par value, 100,000,000 shares authorized, 13,937,500 and 13,805,000 issued and outstanding as of December 31, 2021 and 2020, respectively	1,394	1,381
Additional paid in capital	8,922,467	121,870
Accumulated deficit	(15,014,600)	(7,249,077)
Total stockholders’ deficit	(6,060,738)	(7,125,826)
Total liabilities and stockholders’ equity	$22,610,407	$1,888,903

The accompanying notes are an integral part of these consolidated financial statements

SMART FOR LIFE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	December 31, 2021	December 31, 2020
Revenues
Products	$8,330,571	$1,959,595
Advertising	692,022	—
Total revenues	9,022,593	1,959,595
Cost of revenues
Products	5,596,247	1,831,629
Advertising	528,386	—
Total cost of revenues	6,124,633	1,831,629
Gross profit	2,897,960	127,966
Operating expenses
General and administrative	7,420,856	1,863,087
Depreciation and amortization expense	717,925	166,613
Total operating expenses	8,138,781	2,029,700
Operating loss	(5,240,821)	(1,901,734)
Other (expense)
Other (expense)	(12,782)	(14,141)
Interest (expense)	(2,511,920)	(1,253,143)
Total other (expense)	(2,524,702)	(1,267,284)
Loss before income taxes	(7,765,523)	(3,169,018)
Income tax expense	—	—
Net loss	$(7,765,523)	$(3,169,018)
Preferred stock, Series A, dividends	355,417	—
Net loss attributable to common shareholders	(8,120,940)	(3,169,018)
Weighted average shares outstanding	13,397,034	6,031,685
Loss per share	$(0.61)	$(0.53)
Weighted average shares outstanding	13,397,034	3,203,849

The accompanying notes are an integral part of these consolidated financial statements

SMART FOR LIFE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2019	—	$—	2,000,000	$200	$—	$(4,080,059)	$(4,079,859)
Stock issued for services	—	—	11,805,000	1,181	121,870	—	123,051
Net loss	—	—	—	—	—	(3,169,018)	(3,169,018)
Balance, December 31, 2020	—	$—	13,805,000	$1,381	$121,870	$(7,249,077)	$(7,125,826)
Stock issued for services	—	—	90,000	9	891	—	900
Stock issued for acquisition	—	—	42,500	4	424,996	—	425,000
Preferred stock, Series A, dividends payable	—	—	—	—	(355,417)	—	(355,417)
Warrants issued in connection with debt	—	—	—	—	1,650,128	—	1,650,128
Stock issued for cash	8,000	1	—	—	7,079,999	—	7,080,000
Net loss	—	—	—	—	—	(7,765,523)	(7,765,523)
Balance, December 31, 2021	8,000	$1	13,937,500	$1,394	$8,922,467	$(15,014,600)	$(6,090,738)

The accompanying notes are an integral part of these consolidated financial statements

SMART FOR LIFE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	December 31, 2021	December 31, 2020
Cash flows from operating activities:
Net loss	$(7,765,523)	$(3,169,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	—	10,346
Debt issuance cost, net	621,638	—
Depreciation expense	231,741	108,760
Amortization expense	486,184	57,853
Stock-based compensation	—	663
Stock issued for services	900	122,388
Change in operating assets and liabilities:
Accounts receivable	94,530	(46,015)
Inventory	(842,049)	507,970
Prepaid expenses and other current assets	(264,854)	(500)
Deposits and other assets	(24,680)	(37,197)
Accounts payable	734,134	(15,796)
Accrued expenses	1,012,897	476,372
Accrued expenses, related parties	208,204	—
Deferred revenue	487,766	31,190
Net cash used in operating activities	(5,019,133)	(1,903,116)

Cash flows from investing activities:
Purchase of Doctors Scientific Organica	(6,000,000)	—
Purchase of Nexus Offers	(2,100,000)	—
Additions to property and equipment	(141,383)	(32,966)
Net cash used in investing activities	(8,241,383)	(32,966)

Cash flows from financing activities:
Right of use asset and lease liability	53,654	63,880
Proceeds from issuance of preferred stock, net of fees	7,080,000	—
Proceeds from issuance of note payable	7,418,969	2,873,762
Repayments on notes payable	(1,851,860)	(490,100)
Proceeds from due to related parties	1,367,400	79,273
Repayments on due to related parties	(1,087,523)	(40,550)
Net cash provided by financing activities	12,980,640	2,486,265

Net increase (decrease) in cash	(279,856)	472,737
Cash, beginning of year	484,949	12,212
Cash, end of year	$205,093	$484,949

Supplemental disclosure of cash flow information:
Interest paid	$937,034	$85,307
Non-cash investing and financing activities	$	$
Issuance of common stock for acquisition of GSP	$425,000	$—
Non-cash acquisition of Doctors Scientific Organica	$6,000,000	$—
Non-cash acquisition of Nexus Offers	$3,800,000	$—

The accompanying notes are an integral part of these consolidated financial statements

SMART FOR LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 1 — Description of Business

Smart for Life, Inc., formerly Bonne Santé Group, Inc. (“SFL”), is a Delaware corporation which was formed on February 7, 2017. Structured as a global holding company, it is engaged in the development, marketing, manufacturing, acquisition, operation and sale of a broad spectrum of nutraceutical and related products with an emphasis on Health & Wellness.

On March 8, 2018, SFL acquired 51% of Millenium Natural Manufacturing Corp. and Millenium Natural Health Products, Inc. (collectively, “Millenium”). On October 8, 2019, SFL entered into an agreement to acquire the remaining 49% of these companies, subject to certain conditions which were subsequently met. On September 30, 2020, the name of Millenium Natural Manufacturing Corp. was changed to Bonne Sante Natural Manufacturing, Inc. (“BSNM”), and on November 24, 2020, Millenium Natural Health Products Inc. was merged into BSNM. Based in Doral, Florida, BSNM operates a 22,000 square-foot FDA-certified manufacturing facility. It manufactures nutritional products for a significant number of customers.

On July 1, 2021, SFL acquired Doctors Scientific Organica, LLC d/b/a Smart for Life, Oyster Management Services, Ltd., Lawee Enterprises, L.L.C. and U.S. Medical Care Holdings, L.L.C (collectively, “DSO”). On August 27, 2021, SFL transferred all of the equity interests of Oyster Management Services, Ltd., Lawee Enterprises, L.L.C. and U.S. Medical Care Holdings, L.L.C. to Doctors Scientific Organica, LLC. As a result, these entities are now wholly owned subsidiaries of Doctors Scientific Organica, LLC. Based in Riviera Beach, Florida, DSO operates a 30,000 square-foot FDA-certified manufacturing facility. DSO manufactures and sells weight management foods and related products. Additionally, DSO provides manufacturing services for other customers.

On August 24, 2021, Smart for Life Canada Inc. (“DSO Canada”) was established as a wholly owned subsidiary of Doctors Scientific Organica, LLC in Canada. SFL Canada sells retail products through a retail store location in Montreal Canada and the same location also acts as distribution center for international direct to consumer and big box customers. It maintains inventory and employees at this location.

On November 8, 2021, SFL acquired Nexus Offers, Inc. (“Nexus”). Nexus is a network platform in the affiliate marketing space. Affiliate marketing is an advertising model in which a product vendor compensates third-party digital marketers to generate traffic or leads for the product vendor’s products and services. The third-party digital marketers are referred to as affiliates, and the commission fee incentivizes them to find ways to promote the products being sold by the product vendor. Based in Miami, Florida, Nexus operates virtually.

On December 6, 2021, SFL acquired GSP Nutrition Inc. (“GSP”). GSP is a sports nutrition company that offers nutritional supplements for athletes and active lifestyle consumers under the Sports Illustrated Nutrition brand. Based in Miami, Florida, GSP operates virtually.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements reflect the consolidated operations of SFL and its wholly owned subsidiaries BSNM, DSO, DSO Canada, Nexus and GSP (collectively the “Company”) and are prepared in the United States Dollars in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current year presentation.

SMART FOR LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 2 — Summary of Significant Accounting Policies (cont.)

Liquidity, Capital Resources and Going Concern

At December 31, 2021 the Company had current liabilities in excess of current assets in the amount of approximately $12.5 million. During 2021, the Company received approximately $5.9 million from the proceeds from the issuance of indebtedness and approximately $7.0 million from the proceeds of preferred stock issuance, but sustained a net loss of approximately $7.7 million and had consumed cash in operating activities of approximately $5.2 million during the year.

To date, the Company has satisfied its capital needs with the net proceeds from its issuance of notes payable and bank debt. Company management expects to continue to incur net losses and have significant cash outflows for at least the next 12 months.

Subsequent to December 31, 2021, the Company completed a series of debt and equity financings and an initial public offering resulting in net proceeds of approximately $12.8 million. These events served to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. Based on this analysis, the Company concluded it has the ability to continue as a going concern for at least the next 12 months.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates include, among other items, assessing the collectability of receivables, the realization of deferred taxes, useful lives and recoverability of tangible and intangible assets, assumptions used in the valuation of options, the computation of revenue based on the proportional delivery of services, and accruals for commitments and contingencies. Some of these estimates can be subjective and complex and, consequently, actual results could differ materially from those estimates.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three (3) months or less to be cash equivalents. At December 31, 2021 and 2020, there were no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts represents the Company’s estimate for uncollectible receivables based on a review of specific accounts and the Company’s historical collection experience. The Company writes off specific accounts based on an ongoing review of collectability, as well as management’s past experience with the customers. Accounts receivable are presented net of an allowance for doubtful accounts of $17,170 and $12,915 at December 31, 2021 and 2020, respectively.

Inventory, net

Inventory consists of raw materials, work in progress, and finished goods and is valued at the lower of cost (first-in, first-out) (replacement cost or net realizable value). An allowance for inventory obsolescence is provided for slow moving or obsolete inventory to write down historical cost to net realizable value. The Company primarily performs their manufacturing for nutraceuticals in the form of powders, tablets and capsules.

The allowance for obsolescence is an estimate established through charges to cost of goods sold. Management’s judgment in determining the adequacy of the allowance is based upon several factors which include, but are not limited to, analysis of slow-moving inventory, analysis of the selling price of inventory, the predetermined shelf life of the product, and management’s judgment with respect to current economic conditions. Given the nature of the inventory, it is reasonably possible the Company’s estimate of the allowance for obsolescence will change in the near term.

SMART FOR LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 2 — Summary of Significant Accounting Policies (cont.)

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major betterments and additions are charged to the asset accounts, while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are charged to expense as incurred. The Company provides for depreciation and amortization over the estimated useful lives of various assets using the straight-line method ranging from 3-15 years.

Goodwill and Intangible Assets

Goodwill is not amortized but is subject to annual impairment tests. In addition to the annual impairment review, impairment reviews are performed whenever circumstances indicate a possible impairment may exist. Impairment testing for goodwill is done at the reporting unit level. Reporting units are one level below the business segment level, and the Company’s impairment testing is performed at the operating division level. The Company compares the fair value of the reporting unit assets to the carrying amount, on at least an annual basis, to determine if there is potential impairment. If the fair value of the reporting unit assets is less than their carrying value, an impairment loss will be recognized. No goodwill impairments were recognized during 2021.

During 2021, goodwill increased by $1.3 million related to the acquisition of DSO.

During 2021, identifiable intangible assets increased by $3.3 million related to acquisitions and declined by $486,184 due to amortization.

Intangible assets and goodwill consist of customer relationships, non-compete agreements, license agreements, goodwill, and intellectual property acquired in the acquisitions of BSNM, DSO, Nexus, and GSP. The Company amortizes intangible assets with finite lives on a straight-line basis over their estimated useful lives which ranges from 3 to 15 years.

Long-Lived Assets

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. The Company had no impairment of long-lived assets at December 31, 2021 and 2020.

Lease Right-of-Use Asset

The Company records a right-of-use (“ROU”) asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified either as finance or operating with the classification affecting the pattern of expense recognition.

Lease liabilities are recognized based on the present value of the remaining lease payments and are discounted using the most reasonable incremental borrowing rate. The Company uses the implicit rate when it is readily determinable. Since the Company’s lease does not provide an implicit rate, to determine the present value of lease payments, management uses the Company’s incremental borrowing rate based on the information available at lease commencement. Leases with a term of 12 months or less at inception are not recorded on our balance sheet and are expensed on a straight- line basis over the lease term.

Debt Issuance Cost

In accordance with ASC 835-30, Other Presentation Matters, the Company has reported debt issuance cost as a deduction from the carrying amount of debt and amortizes these costs using the effective interest method over the term of the debt as interest expense.

SMART FOR LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 2 — Summary of Significant Accounting Policies (cont.)

Revenue Recognition

The Company evaluates and recognize revenue by:

●	identifying the contract(s) with the customer,

●	identifying the performance obligations in the contract,

●	determining the transaction price,

●	allocating the transaction price to performance obligations in the contract; and

●	recognizing revenue as each performance obligation is satisfied through the transfer of a promised good or service to a customer (i.e., “transfer of control”).

Products (BSNM, DSO and GSP)

The Company primarily generates revenues by manufacturing and packaging of nutraceutical products as a contract manufacturer for customers. The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations at December 31, 2021 or 2020.

Distribution expenses to transport the Company’s products, where applicable, and warehousing expense after manufacture are accounted for within operating expenses.

Marketing (Nexus)

Nexus generates revenues when sales of listed products are sold by product vendors through its network as a result of the marketing efforts of digital marketers. The products on the network come from several different customers, which pay Nexus a specific amount per sale, the amount of which is dictated by the customer. The revenue is recognized upon the sale of a product by the customer, net of fraudulent traffic or disputed transactions. A portion of the specific amount received by Nexus for that sale is paid out to the digital marketer as a commission, which is recorded in cost of sales. To illustrate the revenue process, a digital marketer logs onto the platform and selects an offer to promote for the day. The platform generates a unique link which the digital marketer distributes either via email or a banner ad. As the link is distributed to the consumer via the marketing efforts of the digital marketer, the consumer visits that link to make a purchase from the customer’s website, and when such purchase is complete, revenue is recognized by Nexus and the sale is credited to the digital marketer’s Nexus account. The benefit to the digital marketer operating on Nexus’ network is that the digital marketer receives a commission without the possibility of a claw back or refund. The customer benefits through increased sales of its products as a result of the marketing efforts of the digital marketers. Nexus’ platform acts as the transaction ledger, keeping track of clicks, sales and commissions.

Nexus’ general payment terms are short-term in duration. Insertion orders are utilized between Nexus and the customer for each campaign related to a particular product being marketed. The insertion order remains in effect until the customer or Nexus terminates the order, and either party may terminate the order at any time upon 14 days’ written notice. The customer is billed weekly for the sales digital marketers have generated for the week. Nexus does not have significant financing components or payment terms. Nexus did not have any material unsatisfied performance obligations at December 31, 2021 or 2020.

SMART FOR LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 2 — Summary of Significant Accounting Policies (cont.)

Freight

For the years ended December 31, 2021 and 2020, freight costs amounted to $390,804 and $84,229, respectively, and have been recorded in cost of goods sold in the accompanying consolidated statement of income.

Advertising

Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2021 and 2020 were $1,019,705 and $36,593, respectively.

Paycheck Protection Program

The Company records Paycheck Protection Program (“PPP”) loan proceeds in accordance with ASC 470, Debt. Debt is extinguished when either the debtor pays the creditor or the debtor is legally released from being the primary obligor, either judicially or by the creditor.

Stock-based Compensation

The Company recognizes expense for stock options and warrants granted over the vesting period based on the fair value of the award at the grant date, are valued using a Black-Scholes option pricing model to determine the fair market value of the stock options. The Company calculates the amount of tax benefit available by tracking each stock option award on an employee-by-employee basis and on a grant-by-grant basis. The Company then compares the recorded expense to the tax deduction received for each stock option grant.

Income Taxes

The Company accounts for income tax under the provisions of ASC 740, Income Taxes. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. At December 31, 2021 and 2020, the Company has no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company’s tax years subject to examination by tax authorities generally remain open for three (3) years from the date of filing. Due to the continued losses, the Company as recorded a full valuation at the end of December 31, 2021 and 2020.

The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Recent Accounting Standards Issued Not Yet Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application of and simplify GAAP for areas of ASC 740 by clarifying and amending existing guidance. This standard is effective for the Company on January 1, 2022, with early adoption permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. The Company is currently evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

On August 5, 2020, the FASB issued ASU 2020-06,1 which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in GAAP. This ASU is effective for fiscal years beginning after December 31, 2023. The Company feels the adoption of this ASU will not have a material impact to the financial statements.

SMART FOR LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 2 — Summary of Significant Accounting Policies (cont.)

Accounting Pronouncement Adopted

The Company has adopted the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes an ROU model that requires lessees to record an ROU asset and a lease liability on the consolidated balance sheets for all leases with terms longer than 12 months. The Company adopted ASU 2016-02 during 2019, which resulted in the recognition of the right-of-use assets and related obligations on its consolidated financial statements.

Note 3 — Acquisitions

Acquisition of DSO

On February 11, 2020, the Company entered into securities purchase agreement, which was amended on July 7, 2020 and June 4, 2021, to acquire DSO. On July 1, 2021, the acquisition was completed.

Pursuant to the terms of the securities purchase agreement, the Company paid $6,000,000 in cash and issued two promissory notes to the member of DSO. The first promissory note is a convertible promissory note in the principal amount of $3,000,000 that bears interest at an annual rate of 6% and the second promissory note is also in the principal amount of $3,000,000, is not convertible, and bears interest at an annual rate of 6%.

The table below summarizes the value of the total consideration given in the transaction.

Amount
Cash issued	$6,000,000
Debt issued	6,000,000
Total consideration	$12,000,000

Under the acquisition method of accounting outlined in ASC 805, the identifiable assets acquired and liabilities assumed in the acquisitions are recorded at their acquisition-date fair values and are included in the Company’s consolidated financial position.

The following table summarizes the purchase price allocation for the assets acquired and liabilities assumed in connection with the acquisition of DSO.

Amount
Tangible assets acquired	$3,700,000
Liabilities assumed	(1,102,057)
Intangible assets	8,060,000
Goodwill	1,342,000
Net assets acquired	$12,000,000

The intangible assets acquired from DSO are comprised of the following:

Amount
Customer relationships	$4,220,000
Tradename	2,010,000
Developed technology	1,570,000
Patent	230,000
Non-compete agreement	30,000
Goodwill	1,342,000
Total intangible assets	$9,402,000

SMART FOR LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 3 — Acquisitions (cont.)

Acquisition of Nexus

On July 21, 2021, the Company entered into a securities purchase agreement, which was amended on November 8, 2021, to acquire all of the issued and outstanding capital stock of Nexus. On November 8, 2021, the acquisition was completed.

Pursuant to the terms of the securities purchase agreement, the Company paid $2,200,000 in cash and issued two promissory notes to the stockholders of Nexus. The first promissory note is a convertible promissory note in the principal amount of $1,900,00 that bears interest at an annual rate of 5% and the second promissory note is also in the principal amount of $1,900,000, is not convertible, and bears interest at an annual rate of 5%.

The table below summarizes the value of the total consideration given in the transaction.

Amount
Cash issued	$2,200,000
Debt issued	3,800,000
Total consideration	$6,000,000

Under the acquisition method of accounting outlined in ASC 805, the identifiable assets acquired and liabilities assumed in the acquisitions are recorded at their acquisition-date fair values and are included in the Company’s consolidated financial position.

The following table summarizes the preliminary purchase price allocation for the assets acquired and liabilities assumed in connection with the acquisition of Nexus.

Amount
Tangible assets acquired	$44,330
Liabilities assumed	(21,567)
Intangible assets	5,977,237
Net assets acquired	$6,000,000

The intangible assets acquired from Nexus are comprised of the following:

Amount
Non-compete agreements	$780,000
Customer relationships	5,197,237
Total intangible assets	$5,977,237

SMART FOR LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 3 — Acquisitions (cont.)

Acquisition of GSP

On November 29, 2021, the Company entered into a contribution and exchange agreement to acquire all of the issued and outstanding capital stock of GSP. On December 6, 2021, the acquisition was completed.

The total purchase price was $425,000, payable in shares of common stock. An aggregate of 42,500 shares of common stock were issued at closing. The contribution and exchange agreement provided that if the effective price per share of common stock in the Company’s initial public (as determined in accordance with the contribution and exchange agreement) is less than $10 per share, then the Company must issue an additional number of shares of common stock equal to an amount determined by dividing the $425,000 purchase price by the effective offering price per share, minus 42,500. In connection with this acquisition, the Company also issued 14,723 shares of common stock to certain vendors of GSP who agreed to settle accounts payable owed to them into common stock. See Note 14 regarding the issuance of additional shares upon closing of the Company’s initial public offering.

The table below summarizes the value of the total consideration given in the transaction.

Amount
Equity issued	$425,000
Total consideration	$425,000

Under the acquisition method of accounting outlined in ASC 805, the identifiable assets acquired and liabilities assumed in the acquisitions are recorded at their acquisition-date fair values and are included in the Company’s consolidated financial position.

The following table summarizes the preliminary purchase price allocation for the assets acquired and liabilities assumed in connection with the acquisition of GSP.

Amount
Tangible assets acquired	$114,284
Liabilities assumed	(273,504)
Intangible assets	584,220
Net assets acquired	$425,000

The intangible assets acquired from GSP are comprised of the following:

Amount
License agreements	$584,220
Total intangible assets	$584,220

Proforma

The following unaudited supplemental proforma financial information reflects the combined results of operations had the DSO, Nexus and GSP acquisition occurred at the beginning of 2020. The proforma information reflects certain adjustments related to the acquisitions including adjusted amortization and depreciation expense based on the fair values of the assets acquired. The proforma combined results of operations are as follows:

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Net sales	$18,477,166	$18,495,670
Net income (loss)	$(12,121,307)	$(7,424,046)

Earnings (loss) per share, basic and diluted	$(0.90)	$(1.23)
Weighted average shares outstanding, basic and diluted	13,397,034	6,031,685

SMART FOR LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 4 — Inventory

Inventory consisted of the following at December 31:

	2021	2020
Raw materials	$452,583	$54,797
Work in Progress	—	3,629
Finished goods	2,939,961	—
	3,392,544	58,426
Less: allowance for obsolescence	—	—
	$3,392,544	$58,426

Note 5 — Property and Equipment

Property and equipment consisted of the following at December 31:

	Estimated Useful Lives (in Years)	2021	2020
Furniture and fixtures	7	$9,139	$1,090
Equipment – Manufacturing	5	1,102,239	797,760
Building & Equipment	5	193	—
Leasehold improvements	2.5	71,539	10,650
		1,183,110	809,500
Less: accumulated depreciation and amortization		(660,066)	(428,326)
Property and equipment, net		$523,044	$381,174

Depreciation and amortization expense for the years ended December 31, 2021 and 2020 totaled $231,741 and $108,760, respectively.

Note 6 — Intangible Assets

Intangible assets consisted of the following at December 31:

	Estimated Useful Lives (in Years)	2021	2020
Customer contracts	10	$9,859,499	$442,262
Developed technology	15	1,570,000	—
Non-compete agreements	3	810,000	—
Patents	5	230,000	—
Tradename	15	2,010,000	—
Licenses agreements	5	584,220	—
Total intangible assets		15,063,917	442,262
Less: amortization		(642,819)	(156,635)
Intangibles, net		$14,420,900	$285,627

Amortization (included in depreciation and amortization expense) for the years ended December 31, 2021 and 2020 was $486,184 and $57,853, respectively.

The future amortization is as follows:

Years Ending December 31:
2022	$1,421,692
2023	1,421,850
2024	1,421,850
2025	1,421,850
2026	1,367,937
Thereafter	7,365,721
Total	$14,420,900

SMART FOR LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 7 — Lease Commitments

The Company enters into lessee arrangements consisting of operating leases for premises. The Company had four and three operating leases for premises as of December 31, 2021 and 2020, respectively.

Discount Rate Applied to Property Operating Lease

To determine the present value of minimum future lease payments for its operating lease at January 1, 2020, the Company was required to estimate a rate of interest that it would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment (the “incremental borrowing rate”).

The lease asset and liability were calculated utilizing a discount rate of 12%, according to the Company’s elected policy.

Right of Use Asset and Liability

The right of use asset and liability is included in the accompanying consolidated balance sheets as follows at December 31:

	2021	2020
Asset
Right of use asset	$1,923,082	$495,154

Liability
Right of use liability, current portion	$384,530	$249,284
Right of use liability, net of current portion	1,570,388	223,985
Total lease liability	$1,954,918	$473,269

Minimum lease payments under the operating lease are recognized on a straight-line basis over the term of the lease.

For the Year Ended December 31:
2022	$583,646
2023	369,473
2024	379,579
2025	389,989
2026	400,712
Thereafter	638,895
Total payments	2,762,294
Less: amount representing interest	(807,376)
Lease obligation, net	1,954,918
Less: current portion	(384,530)
Lease obligation – long-term	$1,570,388

Rent expense for the years ended December 31, 2021 and 2020 was $417,669 and $277,113, respectively.

SMART FOR LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 8 — Debt

Debentures

On November 5, 2021, the Company entered into a securities purchase agreement with certain investors, pursuant to which it sold 12% unsecured subordinated convertible debentures in the aggregate principal amount of $2,250,000 to such investors for gross proceeds of $2,214,000, the proceeds of which were used to fund the acquisition of Nexus. Interest at a rate of 12% per annum accrued on the principal balance of the debentures from the date of issuance until February 14, 2022, the date that the registration statement related to the Company’s initial public offering was declared effective by the SEC (the “IPO Date”). The debentures are due and payable on the earliest of the maturity date, November 30, 2022, or upon their earlier conversion or redemption. As of December 31, 2021, the outstanding principal balance of the debentures was $2,214,000, and debt issuance costs was $202,500.

At any time after the sixth month anniversary of the IPO date, the holders may convert the principal amount of the debentures into shares of common stock at a conversion price that is equal to the lower of $2.50 and the lowest volume weighted average price during the 10 trading days immediately following the IPO Date; provided that the conversion price shall not be less than $1.00. The conversion price is subject to standard equitable adjustments for stock splits, stock combinations, recapitalizations and similar transactions. The debentures contain beneficial ownership limitations which limit the holders’ beneficial ownership to 9.99% of the Company’s outstanding common stock. At any time after the IPO Date, the Company may redeem some or all of the outstanding principal amount of the debentures for cash in an amount equal to 115% of the outstanding principal amount of the debentures, plus accrued but unpaid interest and any other amounts due under the debentures. The securities purchase agreement and the debentures contain customary representations, warranties, affirmative and negative covenants and events of default for loans of this type. The debentures are guaranteed by each of the Company’s subsidiaries.

Acquisition Notes

On November 8, 2021, the Company issued a 5% secured subordinated convertible promissory note in the principal amount of $1,900,000 in connection with the acquisition of Nexus. This note accrued interest at 5% per annum and was to mature on November 8, 2024. As of December 31, 2021, the outstanding principal balance of this note was $1,900,000. This note and accrued interest automatically converted into 386,460 shares of common stock concurrent with the closing of the initial public offering on February 18, 2022. See Note 14.

On November 8, 2021, the Company issued a 5% secured subordinated promissory note in the principal amount of $1,900,000 in connection with the acquisition of Nexus. This note accrues interest at 5% per annum and the outstanding principal and interest will be amortized on a straight-line basis and are payable quarterly in accordance with the amortization schedule attached to the note, with all amounts due and payable on November 8, 2024. The Company may prepay all or any portion of this note any time prior to maturity without premium or penalty. The Note contains customary covenants and events of default for a loan of this type, including if a default occurs under any senior secured indebtedness to banks and other financial institutions or private equity funds, and is secured by a security interest in all of the Company’s assets; provided that such security interest is subordinate to the rights of the lenders under any such senior secured indebtedness. As of December 31, 2021, the outstanding principal balance of this note was $1,900,000.

SMART FOR LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 8 — Debt (cont.)

On July 1, 2021, the Company issued a 6% secured subordinated convertible promissory note in the principal amount of $3,000,000 in connection with the acquisition of DSO. This note accrued interest at 6% per annum and was to mature on July 1, 2024. As of December 31, 2021, the outstanding principal balance of this note was $3,000,000. This note and accrued interest automatically converted into 623,200 shares of common stock concurrent with the closing of the initial public offering on February 18, 2022. See Note 14.

On July 1, 2021, the Company issued a 6% secured subordinated promissory note in the principal amount of $3,000,000 in connection with the acquisition of DSO. This note accrues interest at 6% per annum and the outstanding principal and interest will be amortized on a straight-line basis and are payable quarterly in accordance with the amortization schedule attached to the note, with all amounts due and payable on July 1, 2024. The Company may prepay all or any portion of this note any time prior to maturity without premium or penalty. This note contains customary covenants and events of default for a loan of this type, including if a default occurs under any senior secured indebtedness to banks and other financial institutions or private equity funds, and is secured by a security interest in all of the assets of DSO; provided that such security interest is subordinate to the rights of the lenders under any such senior secured indebtedness. As of December 31, 2021, the outstanding principal balance of this note was $3,000,000.

Promissory Notes

On July 1, 2021, the Company entered into a loan agreement for a term loan in the principal amount of up to $3,000,000. The loan bears interest at a rate of 15.0% per annum, provided that upon an event of default, such rate shall increase by 5%. The loan was due and payable on the earlier of July 1, 2022 or upon completion of the Company’s initial public offering. The loan is secured by all of the Company’s assets and contains customary events of default. As of December 31, 2021, the outstanding principal balance of this note was $2,750,000.

On May 10, 2021, the Company issued a convertible promissory note in the principal amount of $73,727 to Bevilacqua PLLC, the Company’s outside securities counsel. This note accrues interest at 15% per annum and matures on May 10, 2022. The note is convertible at the option of the holder into shares of common stock at a conversion price that is equal to forty percent (40%) of either (i) the price per share paid by investors in our next priced equity financing or (ii) the volume weighted average price of the common stock for the five trading days from and including the date that the conversion notice is given. As of December 31, 2021, the outstanding principal balance of this note was $73,727.

On December 18, 2020, the Company entered into a loan and security agreement with Peah Capital, LLC for a term loan in the principal amount of up to $1,500,000, which was amended on April 27, 2021 to increase the loan amount to $1,625,000. In connection with such amendment, on April 27, 2021, the Company issued a second amended and restated promissory note to Peah Capital, LLC in the principal amount of $1,625,000. The loan bears interest at a rate of 17.5% per annum, provided that upon an event of default, such rate shall increase to 25% per annum. The loan is due and payable on the earlier of: (i) eighteen (18) months from the date of the note or (ii) upon completion of the initial public offering. The loan is secured by all of the Company’s assets and contains customary events of default. As of December 31, 2021, the outstanding principal balance of this note was $1,614,906. As of December 31, 2020, the outstanding principal balance of this note was $1,615,176. The Company repaid $1,000,000 of the principal balance from proceeds of the initial public offering on February 18, 2022. See Note 14.

Since inception, the Company has issued other promissory notes to various lenders. These notes accrue interest at rates between 12-17%. These notes are unsecured and contain customary events of default. As of December 31, 2021, the outstanding principal balance of these notes was $5,993,720. As of December 31, 2020, the outstanding principal balance of these notes was $3,312,971. These notes were repaid in full upon closing of the initial public offering. See Note 14.

On February 25, 2021, the Company issued a convertible promissory note in the principal amount of $500,000. This note accrued interest at 15% per annum and was to mature on March 31, 2023. As of December 31, 2021, the outstanding principal balance of this note was $500,000. This note automatically converted into 229,834 shares of common stock concurrent with the closing of the initial public offering on February 18, 2022. See Note 14.

SMART FOR LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 8 — Debt (cont.)

Other

In 2021, DSO entered into two revolving lines of credit with a bank, which permitted borrowings up to $1,176,000, and bears interest at 8.99% and 7.99%. As of December 31, 2021, the outstanding principal balance of this lines of credit was $621,662.

Merchant Cash Advances

In December 2021, the Company entered into a merchant cash advance agreement for $340,000 with a required repayment amount of $493,500, which requires weekly payments of approximately $20,562. At December 31, 2021, the outstanding amount was $294,313.

EIDL Loan

In June 2020, pursuant to the economic injury disaster loan (“EIDL”) program under the under the provisions of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), the Company entered into a promissory note with the U.S. Small Business Administration (the “SBA”) with a principal amount of $300,000. This loan matures in 30 years and bears interest at a rate of 3.75%. The loan is secured by all of the Company’s assets. As of December 31, 2021, the outstanding principal balance of this loan was $300,000. As of December 31, 2020, the outstanding principal balance of this loan was $300,000.

PPP Loans

In May 2020, the Company received $239,262 in paycheck protection program (“PPP”) loans under the CARES Act. This loan bears interest at a rate of 1% per annum and matures in April 2022. As of December 31, 2021, the outstanding principal balance of this loan was $239,262. As of December 31, 2020, the outstanding principal balance of this loan was $239,262.

In February 2021, the Company received an additional $261,164 in PPP loans under the CARES Act. This loan bears interest at a rate of 1% per annum and matures in January 2023. As of December 31, 2021, the outstanding balance of this loan was $261,164.

The PPP provides that the PPP loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company will file for forgiveness during 2022.

Total Debt

Debt is comprised of the following components as of December 31, 2021:

Debenture notes	$2,214,000
Promissory notes	8,234,476
Acquisition notes	9,800,000
Other	621,662
Merchant cash advances	294,313
SBA loans	300,000
PPP loans	500,426
21,964,877
Debt issuance costs	(1,084,740)
Total	$20,880,137

The future contractual maturities of the debt are as follows:

For the Year Ended December 31:
2022	$10,894,128
2023	1,231,699
2024	8,359,976
2025	69,780
2026	69,780
Thereafter	254,774
Total	$20,880,137

SMART FOR LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 9 — Concentrations of Credit Risks

Credit Risks

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and accounts receivable. The Company maintains bank accounts with several financial institutions. Concentrations of credit risk with respect to accounts receivable are limited to the dispersion of customers across different industries and geographic regions.

Cash

The Company places its cash with high credit quality financial institutions. At December 31, 2021 and 2020, the Company had cash balances of $0 in excess of the Federal Deposit Insurance Corporation coverage of $250,000 per institution. The Company has not experienced any losses in such accounts.

Major Customers

For the year ended December 31, 2021, the Company had 3 significant customers representing an aggregate of 65% of revenues and one that makes up 76% of the accounts receivable balance. The Company’s officers are closely monitoring the relationships with all customers.

Major Vendors

The Company does not have any suppliers which represent a significant portion of its supply chain. The Company’s officers are closely monitoring the relationships with all suppliers.

Note 10 — Income Taxes

The Company has evaluated the positive and negative evidence in assessing the realizability of its deferred tax assets. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, estimates of projected future taxable income and tax planning strategies to determine which deferred tax assets are more likely than not to be realized in the future.

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. Interest and penalties related to income tax matters, if any, would be recognized as a component of income tax expense. At December 31, 2021 and 2020, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. Currently, the tax years subsequent to 2018 are open and subject to examination by the taxing authorities.

At December 31, 2021, the Company had net operating loss carry forwards for federal income tax purposes of approximately $14.3 million, which will be available to offset future taxable income.

Note 11 — Stockholders’ Equity

Preferred Stock

On June 29, 2021, the Company filed a certificate of designation with the Delaware Secretary of State to establish its series A convertible preferred stock. The Company designated a total of 8,000 shares of its preferred stock as series A convertible preferred stock. The series A convertible preferred stock has the following voting powers, designations, preferences and relative rights, qualifications, limitations or restrictions:

Dividend Rights. Holders of series A convertible preferred stock are entitled to receive cumulative dividends at a rate of 7.5% of the stated value per share ($1,000, subject to adjustment) per annum, which shall increase to 15% per annum after November 23, 2021 and 24% per annum after December 31, 2021; provided, however, that no dividends shall accrue following the IPO Date. The dividends shall be calculated on the basis of a 360-day year, consisting of twelve 30 calendar day periods, and shall accrue daily and shall be deemed to accrue whether or not earned or declared and whether or not there are profits, surplus or other funds legally available for the payment of dividends. Any dividends that are not paid within three (3) trading days following a dividend payment date shall continue to accrue and shall entail a late fee at the rate of 15% per annum or the lesser rate permitted by applicable law.

SMART FOR LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 11 — Stockholders’ Equity (cont.)

Liquidation Rights. Prior to the IPO Date, upon any liquidation, dissolution or winding-up of our company, whether voluntary or involuntary, or upon a change of control, the holders of series A convertible preferred stock shall be entitled to receive out of the assets of the Company an amount equal to the greater of (a) 150% of the stated value, plus any accrued and unpaid dividends thereon, for each share held, and (b) the amount that could otherwise be received by a holder for the shares issuable upon conversion of the series A convertible preferred stock in full (ignoring for such purposes any conversion limitations) before any distribution or payment shall be made to the holders of common stock. Following the IPO Date, upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, or upon a change of control, the holders of series A convertible preferred stock shall be entitled to receive out of the assets of the Company the same amount that a holder of common stock would receive if the series A convertible preferred stock were fully converted (disregarding for such purposes any conversion limitations) to common stock which amounts shall be paid pari passu with all holders of common stock.

Voting Rights. Until the IPO Date, the holders of series A convertible preferred stock shall have the same voting rights as the holders of common stock (on an as-if-converted-to-common-stock-basis). On and after the IPO Date, the series A convertible preferred stock shall have no voting rights except as set forth below. As long as any shares of series A convertible preferred stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the series A convertible preferred stock, (a) alter or change adversely the powers, preferences or rights given to the series A convertible preferred stock or, after the IPO Date, alter or amend the certificate of designation, (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a liquidation senior to, or otherwise pari passu with, the series A convertible preferred stock, (c) amend the Company’s certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of series A convertible preferred stock, (d) prior to the IPO Date, increase the number of authorized shares of common stock or series A convertible preferred stock, (e) prior to the IPO Date, repay, repurchase or offer to repay, repurchase or otherwise acquire more than a de minimis number of shares of common stock or securities convertible into or exchangeable for common stock, (f) prior to the IPO Date, repurchases of common stock or securities convertible into or exchangeable for common stock of departing officers and directors, (g) prior to the IPO Date, pay cash dividends or distributions on any equity securities, (h) prior to the IPO Date, enter into any change of control transaction (as defined in the certificate of designation) or (i) either prior to the IPO Date or after the IPO Date, as applicable, enter into any agreement with respect to any of the foregoing.

Conversion Rights. Each share of series A convertible preferred stock is convertible, at any time and from time to time from at the option of the holder thereof, into that number of shares of common stock determined by dividing the stated value of such share of series A convertible preferred stock (plus any accrued but unpaid dividends thereon) by the conversion price. The conversion price is initially equal $0.6667 (subject to adjustments); provided, however, if the pre-money valuation of the Company on the IPO Date is less than $75,000,000, the conversion price shall be reduced to equal the product of (i) the then conversion price and (ii) the quotient obtained by dividing (A) the pre-money valuation of the Company on the IPO Date and (B) $75,000,000. Notwithstanding the foregoing, the Company shall not effect any conversion, and a holder shall not have the right to convert, any portion of the series A convertible preferred stock to the extent that, after giving effect to the conversion, such holder (together with such holder’s affiliates) would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares issuable upon the conversion. This limitation may be waived (up to a maximum of 9.99%) by the holder and in its sole discretion, upon not less than sixty-one (61) days’ prior notice to us.

On July 1, 2021, the Company completed a private placement in which it sold an aggregate of 6,000 shares of series A convertible preferred stock and warrants for the purchase of an aggregate of 8,999,552 shares of common stock to certain investors for gross proceeds of $6,000,000. On August 18, 2021, the completed an additional closing of this private placement in which it sold 2,000 shares of series A convertible preferred stock and warrants for the purchase of 2,999,852 shares of common stock for gross proceeds of $2,000,000.

SMART FOR LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 11 — Stockholders’ Equity (cont.)

Common Stock

On April 21, 2021, the Company issued 45,000 shares of common stock for compensation valued at $4 per share.

On April 21, 2021, the Company issued 20,000 shares of common stock for services rendered valued at $2 per share.

On December 6, 2021, the Company issued 42,500 shares of common stock valued at $425,000 in connection with the acquisition of GSP.

On June 15, 2020, the Company issued 6,625,000 shares of common stock for services rendered valued at $66,250.

Between June 15, 2020 and November 30, 2020, the Company issued 5,180,000 shares of common stock for compensation valued at $51,800.

Stock Options and Warrants

In 2020, the Company adopted its 2020 Incentive Plan (the “2020 Plan”) under which the Company is authorized to issue a total of 2,000,000 qualified stock options and nonqualified stock options to purchase common stock, to be granted to employees, and certain consultants or independent advisors who provide services to the Company. The maximum term of the options is ten (10) years. The Board of Directors has the right to accelerate the vesting period of the options based upon the performance of the employees and other reasons that would benefit the Company.

At December 31, 2021 and 2020, there were 550,000 and 750,000 stock options, respectively, available for issuance.

The Company recognized $1,000 of compensation expense related to the vesting of options during the year ended December 31, 2021.

The following is a summary of options granted, exercised, forfeited and outstanding during the year ended December 31, 2021:

	2021-Stock Options		2021-Warrants
	Number of Options	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	1,250,000	$0.01	1,382,441	$0.01
Granted	200,000	0.01	13,419,565	5.78
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at December 31,	1,450,000	$0.01	1,480,157	$5.18
Exercisable at December 31,	1,450,000		1,480,157
Available for issuance at December 31,	550,000		—

SMART FOR LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 11 — Stockholders’ Equity (cont.)

The following is a summary of options granted, exercised, forfeited and outstanding during the year ended December 31, 2020:

	2020-Stock Options		2020-Warrants
	Number of Options	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	—	$0.01	89,996	$0.01
Granted	1,250,000	0.01	1,2452,449	0.01
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at December 31,	1,250,000	$0.01	1,542,445	$0.01
Exercisable at December 31,	1,250,000		89,996
Available for issuance at December 31,	750,000		—

During 2021, there were 200,000 stock options granted. At December 31, 2021, total future compensation costs related to non-vested stock options, less estimated forfeitures are approximately $3,000 and will be recognized over the next three years. During 2020, there were 1,250,000 stock options granted.

Valuation Assumptions for Stock Options and Warrants

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2021	2020
Risk-free interest rate	0.36%	1.69%
Expected volatility	77%	81%
Expected life (years)	5	5
Dividend yield	0%	0%

The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns. The risk-free rate is based on the U.S. Treasury yield constant maturity in effect at the time of grant for periods corresponding with the expected life of the option.

SMART FOR LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 12 — Commitments and Contingencies

COVID-19 Pandemic

On March 11, 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of these consolidated financial statements. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s consolidated financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its consolidated financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of consolidated financial condition, liquidity or operations for 2021.

Legal Matters

From time to time, the Company may become subject to threatened and/or asserted claims arising in the ordinary course of business. Management is not aware of any matters, either individually or in the aggregate, that are reasonably likely to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Employment Agreements

In July 2020 and November, the Company hired a President and Chief Executive Officer for 3-year terms. Compensation ranges from $200,000 to $350,000. Compensation includes annual bonuses of 10-20% if certain milestones are met and issuance of 250,000 shares of restricted common stock of which 83,333 shares vest at 1 year anniversary and remaining amount over last 2 years of the agreement.

In January 2021, the Company hired a Chief Financial Officer for a 3-year term. Compensation ranges from $175,000 to $250,000. Compensation includes annual bonuses of 0-20% if certain milestones are met.

Note 13 — Related Party Transactions

The Company is party to a management services agreement with Trilogy Capital Group, LLC, a company controlled by the Company’s Executive Chairman. As of December 31, 2021 and 2020, the amounts due from the related party are $0 and $78,466, respectively.

Prior to September 30, 2021, DSO rented its operating facility from Scientific Real Estate Holdings, LLC, a non-consolidating company owned by its former sole member. Rent paid to the related party for the year ended December 31, 2021 was $153,798.

Prior to October 1, 2021, DSO sold its products to Control de Poids / Smart for Life-Montreal, which was considered a related party due to common ownership by its former sole member. During the year ended December 31, 2021, sales to this related party were $25,384.

SMART FOR LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 14 — Subsequent Events

In accordance with ASC 855-10, the Company has reviewed its operations subsequent to December 31, 2021 to the date these consolidated financial statements were issued, and has determined that, except as set forth below, it does not have any material subsequent events to disclose in these financial statements.

Initial Public Offering

On February 16, 2022, the Company entered into an underwriting agreement with Dawson James Securities, Inc., as representative of the several underwriters named on Schedule I thereto, relating to its initial public offering of units, each unit consisting of one share of common stock, a series A warrant to purchase one share of common stock and a series B warrant to purchase one share of common stock. Pursuant to the underwriting agreement, the Company agreed to sell 1,440,000 units to the underwriters, at a purchase price per unit of $9.10 (the offering price to the public of $10.00 per unit minus the underwriters’ discount), and also agreed to grant to the underwriters a 45-day option to purchase up to 216,000 additional shares of common stock, up to 216,000 additional series A warrants, and/or up to 216,000 additional series B warrants, in any combination thereof, at a purchase price to the public of $9.98 per share and $0.01 per warrant, less underwriting discounts and commissions, solely to cover over-allotments, if any.

On February 18, 2022, the closing of the initial public offering was completed. At the closing, the underwriters partially exercised the option and purchased 206,390 series A warrants and 206,390 series B warrants. Therefore, the Company sold 1,440,000 shares of common stock, 1,646,390 series A warrants and 1,646,390 series B warrants for total gross proceeds of $14,404,128. After deducting the underwriting commission and expenses, the Company received net proceeds of $12,763,000.

The terms of the warrants included within the units are set forth in a warrant agent agreement, dated February 16, 2022, between the Company and VStock Transfer, LLC, the Company’s transfer agent. The warrants are exercisable immediately and expire five years from the date of issuance. The series A warrants have an exercise price of $7.00 per share and the series B warrants have an exercise price of $10.00 per share, subject to appropriate adjustments in certain circumstances, including in the event of a stock dividend, extraordinary dividend on or recapitalization, reorganization, merger or consolidation, and may also be exercised on a cashless basis if at any time during the term of the warrants, the issuance of common stock upon exercise of the warrants is not covered by an effective registration statement. Additionally, holders of series B warrants may exercise such warrants on a “cashless” basis upon the earlier of (i) 10 trading days from the issuance date of such warrant or (ii) the time when $10.0 million of volume is traded in the Company’s common stock, if the volume weighted average price of the common stock on any trading day on or after the date of issuance fails to exceed the exercise price of the series B warrant. In the event of a cashless exercise of the series B warrants as described in the preceding sentence, the aggregate number of shares of common stock issuable in such cashless exercise shall equal the product of (x) the aggregate number of shares of common stock that would be issuable upon exercise of the series B warrant in accordance with its terms if such exercise were by means of a cash exercise rather than a cashless exercise and (y) 1.00. The warrants also contain an exercise limitation, pursuant to which a holder will not have the right to exercise any portion of the warrant if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, which such percentage may be increased or decreased to any other percentage not in excess of 9.99% upon 61 days’ notice to the Company.

As of March 30, 2022, 1,437,730 of the series B warrants were exercised on a cashless basis and the Company issued 1,437,730 shares of common stock upon such exercise.

SMART FOR LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 14 — Subsequent Events (cont.)

Private Placement of Notes and Warrants

In January 2022, the Company entered into note and warrant purchase agreements with certain investors, pursuant to which we sold to such investors (i) original issue discount secured subordinated promissory notes in the aggregate principal amount of $529,411 and (ii) warrants for the purchase of 90,000 shares of common stock (equal to the investors’ investment amount divided by $5.00, the effective initial public offering price), for total gross proceeds of $450,000. These notes have an original issue discount of 15% and additionally bore interest at 15% per annum and were due upon completion of the initial public offering. These notes were repaid in full upon closing of the initial public offering.

These warrants are excisable at any time during the three (3) year period commencing on August 18, 2022 (the sixth (6th) month anniversary of the closing of the initial public offering) at an exercise price of $6.25 (125% of the effective initial public offering price), subject to standard adjustments for stock splits, stock combinations, stock dividends, reclassifications, mergers, consolidations, reorganizations and similar transactions, and may be exercised on a cashless basis if the market value of our common stock is greater than such exercise price.

Repayment of Debt

Between February and March 2022, the Company repaid loans with various individuals equal to $4,530,912.

Conversion of Debt

Upon closing of the initial public offering on February 18, 2022, the 5% secured subordinated convertible promissory note in the principal amount of $1,900,000 issued in connection with the acquisition of Nexus was automatically converted into 386,460 shares of common stock. See Note 8.

Upon closing of the initial public offering on February 18, 2022, the 6% secured subordinated convertible promissory note in the principal amount of $3,000,000 issued in connection with the acquisition of DSO was automatically converted into 623,200 shares of common stock. See Note 8.

Upon closing of the initial public offering on February 18, 2022, the convertible promissory note in the principal amount of $500,000 was automatically converted into 229,834 shares of common stock. See Note 8.

Issuances of Common Stock

Upon closing of the initial public offering on February 18, 2022, the Company issued an additional 57,223 shares of common stock to the stockholders of GSP in accordance with the terms of the contribution and exchange agreement. See Note 3.

Upon closing of the initial public offering on February 18, 2022, the Company issued an aggregate of 2,179,269 shares of common stock to various lenders pursuant to future equity agreements which required the Company to issue shares of common stock upon closing of the initial public offering.

On March 10, 2022, the Company granted restricted stock awards for an aggregate of 877,000 shares of common stock to certain directors, officers and consultants. A total of 677,000 of these shares immediately vested on the date of grant. The remaining 200,000 shares, which were granted to independent directors, vest monthly over a one-year period. A total of 547,000 of these shares were granted under the 2020 Plan. The remaining 330,000 were granted under the 2022 Equity Incentive Plan described below.

Conversion of Preferred Stock

Subsequent to December 31, 2021, 7,000 shares of series A convertible preferred stock have been converted into common stock by the preferred stock stockholders. As a result, 1,000 shares of series A convertible preferred stock remain outstanding.

SMART FOR LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 14 — Subsequent Events (cont.)

2022 Equity Incentive Plan

On January 13, 2022, the Company’s board of directors adopted the Smart for Life, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) and reserved 2,000,000 shares of common stock for issuance thereunder. Persons eligible to receive awards under the 2022 Plan include officers, employees, consultants, and directors of the Company and its subsidiaries. Awards that may be granted include: (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) restricted awards, (e) performance share awards, and (f) performance compensation awards.

Signing of Ceautamed Acquisition

On March 14, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Ceautamed Worldwide, LLC (“Ceautamed”), RMB Industries, Inc., RTB Childrens Trust and D&D Hayes, LLC (the “Sellers”), pursuant to which the Company agreed to acquire all of the issued and outstanding membership interests of Ceautamed, a vitamin and supplement company, from the Sellers for an aggregate purchase price of $9,750,000, consisting of (i) $4,875,000 in cash, (ii) convertible promissory notes in the aggregate principal amount of $2,437,500 and (iii) non-convertible promissory notes in the aggregate principal amount of $2,437,500, subject to certain adjustments described below.

The purchase price is based upon a six and one-half (6.5) times multiple of estimated adjusted EBITDA (as defined in the Purchase Agreement) for the calendar year 2021. The Company has engaged a firm to prepare a quality of earnings report on Ceautamed and its subsidiaries. The purchase price will be adjusted upwards or downwards upon delivery of such quality of earnings report based upon the difference between six and one-half (6.5) times the adjusted EBITDA as shown in the quality of earnings report and the purchase price. The adjusted purchase price will be allocated among the cash portion of the purchase price and the notes based on the percentage of the purchase price that each such component of consideration makes up as described above.

In addition, the cash portion of the purchase price will be (i) decreased by the amount of any outstanding indebtedness of Ceautamed for borrowed money existing as of the closing date and any unpaid transaction expenses, and (ii) increased by the amount of cash and cash equivalents of Ceautamed and its subsidiaries as of the closing date.

The purchase price is also subject to a post-closing working capital adjustment provision. Within ninety (90) days after the closing, the Company is required to deliver to the Sellers an unaudited balance sheet of Ceautamed and its subsidiaries as of the closing date and its calculation of the closing working capital (as defined in the Purchase Agreement). If such closing working capital exceeds a minimum working capital equal to the average monthly working capital of Ceautamed for the twelve-month period ended December 31, 2021, then the Company must promptly (and, in any event, within five (5) business days) pay to the Sellers an amount that is equal to such excess. If such minimum working capital exceeds the closing working capital, then the Sellers must promptly (and, in any event, within five (5) business days) pay to the Company an amount that is equal to the deficiency. Such adjustments shall be paid as follows: (i) fifty percent (50%) shall be paid in cash, (ii) twenty-five percent (25%) shall be paid through an increase or reduction in the principal amount of the convertible promissory notes and (iii) twenty-five percent (25%) shall be paid through an increase or reduction in the principal amount of the non-convertible promissory notes.

The Purchase Agreement contains customary representations, warranties and covenants, including a covenant that the Sellers will not compete with the business of Ceautamed for a period of three (3) years following closing. The Purchase Agreement also contains mutual indemnification for breaches of representations or warranties and failure to perform covenants or obligations contained in the Purchase Agreement. In the case of the indemnification provided by the Sellers with respect to breaches of certain non-fundamental representations and warranties, the Sellers will only become liable for indemnified losses if the amount exceeds $150,000, whereupon the Sellers will be liable for all losses relating back to the first dollar, provided that the liability of the Sellers for breaches of certain non-fundamental representations and warranties shall not exceed fifteen percent (15%) of the purchase price and each Seller’s aggregate liability for the breach of fundamental representations shall be limited to the purchase price.

The closing of the Purchase Agreement is subject to customary closing conditions, including, without limitation, the completion of accounting and legal due diligence investigations; the receipt of all authorizations, consents and approvals of all governmental authorities and third parties; the release of any liens against any of the assets of Ceautamed; the Company obtaining the requisite acquisition financing; and delivery of all documents required for the transfer of the equity interests of Ceautamed to the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2022	SMART FOR LIFE, INC.

/s/ Ryan F. Zackon
	Name:	Ryan F. Zackon
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Alan B. Bergman
	Name:	Alan B. Bergman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ryan F. Zackon	Chief Executive Officer and Director	March 31, 2022
Ryan F. Zackon	(principal executive officer)

/s/ Alan B. Bergman	Chief Financial Officer	March 31, 2022
Alan B. Bergman	(principal financial and accounting officer)

/s/ Alfonso J. Cervantes, Jr.	Executive Chairman	March 31, 2022
Alfonso J. Cervantes, Jr.

/s/ Ronald S. Altbach	Director	March 31, 2022
Ronald S. Altbach

/s/ Richard M. Cohen	Director	March 31, 2022
Richard M. Cohen

/s/ Darren C. Minton	Director	March 31, 2022
Darren C. Minton

/s/ Robert S. Rein, Esq.	Director	March 31, 2022
Robert S. Rein, Esq.

/s/ Roger Conley Wood	Director	March 31, 2022
Roger Conley Wood