Form 10-Q
period 2022-03-31
SMART FOR LIFE, INC.
filed 2022-05-16
CIK 1851860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-41290

SMART FOR LIFE, INC.
(Exact name of registrant as specified in its charter)

Delaware	81-5360128
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

990 Biscayne Blvd., Suite 503, Miami, FL	33132
(Address of principal executive offices)	(Zip Code)

(786) 749-1221
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for comply with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of May 13, 2022, there were 31,730,675 shares of the registrant’s common stock issued and outstanding.

Smart for Life, Inc.

Quarterly Report on Form 10-Q

Period Ended March 31, 2022

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SMART FOR LIFE, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SMART FOR LIFE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2022 AND DECEMBER 31, 2021

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash	$1,551,055	$205,093
Accounts receivable, net	564,423	388,958
Inventory	4,049,497	3,392,544
Due from related parties, net	647,412	—
Prepaid expenses and other current assets	400,633	352,909
Total current assets	7,213,020	4,339,504

Property and equipment, net	471,460	523,044
Intangible assets, net	14,065,437	14,420,900
Goodwill	1,342,000	1,342,000
Deposits and other assets	61,877	61,877
Operating lease right-of-use assets	1,809,293	1,923,082
Total other assets	17,750,067	18,270,903
Total assets	$24,963,087	$22,610,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,168,403	$2,065,515
Accrued expenses	1,123,264	2,066,087
Accrued expenses, related parties	716,032	371,319
Due to related parties, net	—	325,966
Deferred revenue	920,320	681,786
Preferred stock dividends payable	440,834	355,417
Operating lease liability, current	322,997	384,530
Derivative liability	312,724	—
Debt, current, net of debt discounts	4,464,777	10,894,128
Total current liabilities	10,469,351	17,144,748

Long-term liabilities:
Operating lease liability, noncurrent	1,524,889	1,570,388
Debt, noncurrent	5,531,422	9,986,009
Total long-term liabilities	7,056,311	11,556,397
Total liabilities	17,525,662	28,701,145

Commitments and contingencies

Stockholders’ Equity
Series A Convertible Preferred Stock, $.0001 par value, 8,000 shares authorized, 1,000 and 8,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	1
Common Stock, $.0001 par value, 100,000,000 shares authorized, 31,657,408 and 13,937,500 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	3,166	1,394
Additional paid in capital	39,023,336	8,922,467
Accumulated deficit	(31,589,077)	(15,014,600)
Total stockholders’ equity (deficit)	7,437,425	(6,090,738)
Total liabilities and stockholders’ equity (deficit)	$24,963,087	$22,610,407

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SMART FOR LIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

	March 31, 2022	March 31, 2021
Revenues
Products	$3,575,459	$571,508
Advertising	879,427	—
Total revenues	4,454,886	571,508
Cost of revenues
Products	2,297,010	550,150
Advertising	640,313	—
Total cost of revenues	2,937,323	550,150
Gross profit	1,517,563	21,358
Operating expenses
General and administrative	4,366,421	665,354
Depreciation and amortization expense	423,010	54,008
Total operating expenses	4,789,431	719,362
Operating loss	(3,271,868)	(698,004)
Other (expense)
Other (expense)	(506,133)	(7,797)
Day 1 loss and changes in fair value of derivative liability	(38,997)	—
Interest (expense)	(12,757,479)	(74,840)
Total other (expense)	(13,302,609)	(82,637)
Loss before income taxes	(16,574,477)	(780,641)
Income tax expense	—	—
Net loss	$(16,574,477)	$(780,641)
Preferred stock dividends	(85,417)	—
Net loss attributable to common stockholders	(16,659,894)	(780,641)
Loss per share, basic and diluted	$(0.82)	$(0.06)
Weighted average shares outstanding, basic and diluted	20,287,679	13,805,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SMART FOR LIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

For the Three Months Ended March 31, 2022

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2022	8,000	$1	13,937,500	$1,394	$8,922,467	$(15,014,600)	$(6,090,738)
Stock issued for cash with initial public offering	—	—	1,440,000	144	10,623,348	—	10,623,348
Series A warrants issued in connection with initial public offering	—	—	—	—	1,902,689	—	1,902,689
Series B warrants in connection with initial public offering	—	—	—	—	158,558	—	158,558
Warrants issued in connection with debt	—	—	—	—	65,624	—	65,624
Stock issued upon exercise of Series B Warrants	—	—	1,437,730	144	(144)	—	—
Stock issued upon conversion of convertible notes	—	—	1,239,494	124	5,622,761	—	5,622,885
Stock issued in connection with acquisition	—	—	42,500	4	(4)	—	—
Stock issued for conversion of accounts payable	—	—	14,723	1	147,222	—	147,223
Stock issued for services	—	—	877,000	88	822,538	—	822,626
Stock issued upon conversion of preferred stock	(7,000)	(1)	10,499,469	1,050	(1,049)	—	—
Common stock issued under future equity agreements	—	—	2,168,992	217	10,844,743	—	10,844,960
Preferred stock dividend payable	—	—	—	—	(85,417)	—	(85,417)
Net loss	—	—	—	—	—	(16,574,477)	(16,574,477)
Balance, March 31, 2022	1,000	$—	31,657,408	$3,166	$39,023,336	$(31,589,077)	$7,437,425

For the Three Months Ended March 31, 2021

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2021	—	$—	13,805,000	$1,381	$121,870	$(7,249,077)	$(7,125,826)
Net loss	—	—	—	—	—	(780,641)	(780,641)
Balance, March 31, 2021	—	$—	13,805,000	$1,381	$121,870	$(8,029,718)	$(7,906,467)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SMART FOR LIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net loss	$(16,574,477)	$(780,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	423,010	54,008
Stock-based compensation	822,626	—
Debt issuance cost, net	516,458	—
Interest expense associated to discounts on debt obtained	79,412	—
Interest expense associated to warrants issued with debt obtained	65,624	—
Interest expense associated with future equity agreements	10,844,961	—
Right of use asset and lease liability	52,256	—
Change in value of derivative liability	312,724	—
Change in operating assets and liabilities:
Accounts receivable, net	(175,465)	(275)
Inventory	(656,953)	44,075
Prepaid expenses and other current assets	(47,724)	(3,737)
Deposits and other assets	—	(50)
Accounts payable	176,620	39,306
Accrued expenses	(634,521)	(34,917)
Accrued expenses, related parties	344,713	—
Deferred revenue	238,534	(117,491)
Net cash used in operating activities	(4,212,202)	(799,722)

Cash flows from investing activities:
Additions to property and equipment	(15,963)	(2,749)
Net cash used in investing activities	(15,963)	(2,749)

Cash flows from financing activities:
Proceeds from related parties	344,873	87,617
Repayments to related parties	(1,314,382)	—
Proceeds from initial public offering	12,738,288	—
Proceeds from convertible notes and notes payable	783,738	293,679
Repayments on convertible notes and notes payable	(6,924,841)	—
Payment of fees from issuance of common stock	(53,549)	—
Net cash provided by financing activities	5,574,127	381,296

Net increase (decrease) in cash	1,345,962	(421,175)
Cash, beginning of period	205,093	484,949
Cash, end of period	$1,551,055	$63,774

Supplemental disclosure of cash flow information:
Interest paid	$883,974	$74,528
Non-cash investing and financing activities:
Stock issued for conversion of accounts payable	$147,223	$—
Stock issued for conversion of convertible notes and interest	$5,622,885	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

Note 1 — Description of Business

Smart for Life, Inc., formerly Bonne Santé Group, Inc. (“SFL”), is a Delaware corporation which was formed on February 7, 2017. Structured as a global holding company, it is engaged in the development, marketing, manufacturing, acquisition, operation and sale of a broad spectrum of nutraceutical and related products with an emphasis on health and wellness.

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

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements reflect the consolidated operations of SFL and its wholly owned subsidiaries BSNM, DSO, DSO Canada, Nexus and GSP (collectively the “Company”) and are prepared in the United States Dollars in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

Basis of Presentation

The Company’s fiscal year end is December 31. The Company uses the accrual method of accounting. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. The December 31, 2021 balance sheet has been derived from audited consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s financial statements for the fiscal year ended December 31, 2021.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

Note 2 — Summary of Significant Accounting Policies (cont.)

Liquidity, Capital Resources and Going Concern

At March 31, 2022, the Company had current liabilities in excess of current assets in the amount of approximately $3.3 million. During the three months ended March 31, 2022, the Company completed a series of debt and equity financings and an initial public offering (the “IPO”) resulting in net proceeds of approximately $12.8 million, but sustained a net loss of approximately $16.6 million and had consumed cash in operating activities of approximately $6.1 million during the period.

To date, the Company has satisfied its capital needs with the net proceeds from its issuance of notes payable and bank debt. Company management expects to continue to incur net losses and have significant cash outflows for at least the next 12 months.

Based on its analysis, the Company concluded it will have with the financing of a pending acquisition the ability to continue as a going concern for at least the next 12 months.

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

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three (3) months or less to be cash equivalents. At March 31, 2022 and December 31, 2021, there were no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts represents the Company’s estimate for uncollectible receivables based on a review of specific accounts and the Company’s historical collection experience. The Company writes off specific accounts based on an ongoing review of collectability, as well as management’s past experience with the customers. Accounts receivable are presented net of an allowance for doubtful accounts of $16,887 and $17,170 at March 31, 2022 and December 31, 2021, respectively.

Inventory, net

Inventory consists of raw materials, work in progress, and finished goods and is valued at the lower of cost (first-in, first-out) or net realizable value. An allowance for inventory obsolescence is provided for slow moving or obsolete inventory to write down historical cost to net realizable value.

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

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

Note 2 — Summary of Significant Accounting Policies (cont.)

Goodwill and Intangible Assets

Goodwill is not amortized but is subject to annual impairment tests. In addition to the annual impairment review, impairment reviews are performed whenever circumstances indicate a possible impairment may exist. Impairment testing for goodwill is done at the reporting unit level. The Company compares the fair value of the reporting unit assets to the carrying amount, on at least an annual basis, to determine if there is potential impairment. If the fair value of the reporting unit assets is less than their carrying value, an impairment loss will be recognized. No goodwill impairments were recognized during the three months ended March 31, 2022 and 2021.

Intangible assets consist of customer relationships, non-compete agreements, license agreements, goodwill, and intellectual property acquired in the acquisitions of BSNM, DSO, Nexus, and GSP. The Company amortizes intangible assets with finite lives on a straight-line basis over their estimated useful lives which ranges from 3 to 15 years.

Long-Lived Assets

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. The Company had no impairment of long-lived assets at March 31, 2022 and December 31, 2021.

Lease Right-of-Use Assets and Liabilities

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

Valuation of Derivative Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-10, Derivatives and Hedging (“ASC 815-10”), requires that embedded derivative instruments be bifurcated and assessed, along with freestanding derivative instruments such as convertible promissory notes, on their issuance date to determine whether they would be considered a derivative liability and measured at their fair value for accounting purposes. The Company evaluates all of it financial instruments, including stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then revalued at each reporting date, with changes in the fair value reported as charges or credits to income.

For option based simple derivative financial instruments, the Company uses the Black-Scholes option pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

Beneficial Conversion Feature

For conventional convertible debt issued before the adoption of ASU 2020-06, where the rate of conversion is below market value, the Company records a “beneficial conversion feature” (“BCF”) discount against the face amount of the respective debt instrument (offset to additional paid in capital).

When the Company records a BCF which is not a conventional convertible, the fair value of the BCF is recorded as a derivative liability with an offset against the face amount of the respective debt instrument which is and amortized to interest expense over the term of the debt.

Debt Issuance Cost

In accordance with ASC 835-30, Other Presentation Matters, the Company has reported debt issuance cost as a deduction from the carrying amount of debt and amortizes these costs using the effective interest method over the term of the debt as interest expense.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

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

Products (BSNM, DSO and GSP)

The Company generates product revenues by manufacturing and packaging of nutraceutical products as a contract manufacturer for customers. The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations at March 31, 2022 or December 31, 2021.

Distribution expenses to transport the Company’s products, where applicable, and warehousing expense after manufacture are accounted for within operating expenses.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

Note 2 — Summary of Significant Accounting Policies (cont.)

Advertising /Marketing (Nexus)

Nexus generates advertising revenue when sales of listed products are sold by product vendors through its network as a result of the marketing efforts of digital marketers. The products on the network come from several different customers, which pay Nexus a specific amount per sale, the amount of which is dictated by the customer. The revenue is recognized upon the sale of a product by the customer, net of fraudulent traffic or disputed transactions. A portion of the specific amount received by Nexus for that sale is paid out to the digital marketer as a commission, which is recorded in cost of sales.

Nexus’ general payment terms are short-term in duration. Nexus does not have significant financing components or payment terms. Nexus did not have any material unsatisfied performance obligations at March 31, 2022 or December 31, 2021.

Freight

For the three months ended March 31, 2022 and 2021, freight costs amounted to $280,451 and $8,482, respectively, and have been recorded in cost of goods sold in the accompanying condensed consolidated statement of operations.

Advertising

Advertising costs are expensed as incurred. Advertising costs for the three months ended March 31, 2022 and 2021 were $533,544 and $0, respectively.

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

Income Taxes

The Company accounts for income tax under the provisions of ASC 740, Income Taxes. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. At March 31, 2022 and December 31, 2021, the Company has no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company’s tax years subject to examination by tax authorities generally remain open for three (3) years from the date of filing.

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

Recent Accounting Standards Issued Not Yet Adopted

On August 5, 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in GAAP. This ASU is effective for fiscal years beginning after December 31, 2023. The Company believes that the adoption of this ASU will not have a material impact to the consolidated financial statements.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

Note 2 — Summary of Significant Accounting Policies (cont.)

Accounting Pronouncement Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application of and simplify GAAP for areas of ASC 740 by clarifying and amending existing guidance. This standard is effective for the Company on January 1, 2022, with early adoption permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. The Company has determined that the adoption of this standard does not have an impact on the consolidated financial statements.

Note 3 — Acquisitions

During the year ended December 31, 2021, and as discussed in Note 1, the Company acquired DSO, Nexus and GSP.

The following unaudited supplemental proforma financial information reflects the combined results of operations had the DSO, Nexus and GSP acquisitions occurred at the beginning of 2021. The proforma information reflects certain adjustments related to the acquisitions including adjusted amortization and depreciation expense based on the fair values of the assets acquired. The proforma combined results of operations are as follows:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net sales	$4,454,886	$4,892,708
Operating income (loss)	$(3,271,868)	$(81,141)
Earnings (loss) per share, basic and diluted	$(0.82)	$(0.01)
Weighted average shares outstanding, basic and diluted	20,287,679	13,805,000

Note 4 — Inventory

Inventory consisted of the following:

	March 31, 2022	December 31, 2021
Raw materials	$399,614	$452,583
Work in Progress	—	—
Finished goods	3,649,883	2,939,961
	4,049,497	3,392,544
Less: allowance for obsolescence	—	—
	$4,049,497	$3,392,544

Note 5 — Property and Equipment

Property and equipment consisted of the following:

	Estimated Useful Lives (in Years)	March 31, 2022	December 31, 2021
Furniture and fixtures	7	$9,139	$9,139
Equipment – Manufacturing	5	1,118,202	1,102,239
Building & Equipment	5	193	193
Leasehold improvements	2.5	71,539	71,539
		1,199,073	1,183,110
Less: accumulated depreciation and amortization		(727,613)	(660,066)
Property and equipment, net		$471,460	$523,044

Depreciation and amortization expense for the three months ended March 31, 2022 and 2021 totaled $67,547 and $40,187, respectively.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

Note 6 — Intangible Assets

Intangible assets consisted of the following:

	Estimated Useful Lives (in Years)	March 31, 2022	December 31, 2021
Customer contracts	10	$9,859,499	$9,859,499
Developed technology	15	1,570,000	1,570,000
Non-compete agreements	3	810,000	810,000
Patents	5	230,000	230,000
Tradename	15	2,010,000	2,010,000
Licenses agreements	5	584,220	584,220
Total intangible assets		15,063,719	15,063,917
Less: amortization		(998,282)	(642,819)
Intangibles, net		$14,065,437	$14,420,900

Amortization (included in depreciation and amortization expense) for the three months ended March 31, 2022 and 2021 was $355,463 and $13,821, respectively.

The future amortization is as follows:

Years Ending December 31:
2022 (remainder of year)	$1,066,388
2023	1,421,850
2024	1,421,850
2025	1,421,850
2026	1,367,779
Thereafter	7,365,720
Total	$14,065,437

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

Note 7 — Lease Commitments

The Company enters into lessee arrangements consisting of operating leases for its operations. The Company had four operating leases as of March 31, 2022 and December 31, 2021.

Discount Rate Applied to Property Operating Lease

To determine the present value of minimum future lease payments for its operating leases at January 1, 2020, the Company was required to estimate a rate of interest that it would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment (the “incremental borrowing rate”).

The lease assets and liabilities were calculated utilizing a discount rate of 12%, according to the Company’s elected policy.

Operating Right of Use Assets and Liabilities

The right of use assets and liabilities is included in the accompanying condensed consolidated balance sheets as follows at:

	March 31, 2022	December 31, 2021
Asset
Operating lease right of use assets	$1,809,293	$1,923,082

Liabilities
Operating lease liabilities, current portion	$322,997	$384,530
Operating liabilities, net of current portion	1,524,889	1,570,388
Total lease liabilities	$1,847,886	$1,954,918

Minimum lease payments under the operating lease are recognized on a straight-line basis over the term of the lease.

For the Year Ended December 31:
2022 (remainder of year)	$431,566
2023	369,473
2024	379,579
2025	389,989
2026	400,712
Thereafter	638,894
Total payments	2,610,203
Less: amount representing interest	(762,317)
Lease obligation, net	1,847,886
Less: current portion	(322,997)
Lease obligation – long-term	$1,524,889

Rent expense for the three months ended March 31, 2022 and 2021 was $161,722 and $86,219, respectively.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

Note 8 — Fair Value Measurement

The following are the hierarchical levels of inputs to measure fair value:

●	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.
●	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
●	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable and accrued expenses, certain notes payable and notes payable – related party, approximate their fair values because of the short maturity of these instruments.

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed below. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using terms in the notes that are subject to volatility and market price of the underlying common stock of the Company.

As of March 31, 2022, and December 31, 2021, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of March 31, 2022 in the amount of $312,724 is related to conversion feature on the outstanding convertible notes not converted by the noteholder(s) as of March 31, 2022.

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. Generally, as the stock price decreases for each of the related convertible notes that have an embedded derivative liability, the value of the derivative liability decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s convertible notes with an embedded derivative liability.

The Company used the Black-Scholes Model to measure the fair value of the derivative liabilities as $312,724 and will subsequently remeasure the fair value at the end of each period, and record the change of fair value in the consolidated statement of operation during the corresponding period.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the period ended March 31, 2022:

Derivative Liability, December 31,2021	$-
Day 1 Loss	41,933
Discount from derivatives	273,727
Resolution of derivative liability	-
Mark to market adjustment	(2,936)
Derivative Liability, March 31, 2022	$312,724

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

Note 9 — Debt

Debentures

On November 5, 2021, the Company entered into a securities purchase agreement with certain investors, pursuant to which it sold 12% unsecured subordinated convertible debentures in the aggregate principal amount of $2,250,000 to such investors for gross proceeds of $2,214,000, the proceeds of which were used to fund the acquisition of Nexus. Interest at a rate of 12% per annum accrued on the principal balance of the debentures from the date of issuance until February 14, 2022, the date that the registration statement related to the IPO was declared effective by the Securities and Exchange Commission (the “IPO Date”). The debentures are due and payable on the earliest of the maturity date, November 30, 2022, or upon their earlier conversion or redemption. As of March 31, 2022, the outstanding principal balance of the debentures was $2,250,000 and debt issuance costs was $117,875.

At any time after August 14, 2022, the sixth month anniversary of the IPO Date, the holders may convert the principal amount of the debentures into shares of common stock at a conversion price that is equal to the lower of $2.50 and the lowest volume weighted average price during the 10 trading days immediately following the IPO; provided further, that the conversion price shall not be less than $1.00. The conversion price is subject to standard equitable adjustments for stock splits, stock combinations, recapitalizations and similar transactions. The debentures contain beneficial ownership limitations which limit the holders’ beneficial ownership to 9.99% of the Company’s outstanding common stock. The Company may redeem some or all of the outstanding principal amount of the debentures for cash in an amount equal to 115% of the outstanding principal amount of the debentures, plus accrued but unpaid interest and any other amounts due under the debentures. The securities purchase agreement and the debentures contain customary representations, warranties, affirmative and negative covenants and events of default for loans of this type. The debentures are guaranteed by each of the Company’s subsidiaries.

Acquisition Notes

On November 8, 2021, the Company issued a 5% secured subordinated convertible promissory note in the principal amount of $1,900,000 to Justin Francisco and Steven Rubert in connection with the acquisition of Nexus. This note accrued interest at 5% per annum and was to mature on November 8, 2024. As of December 31, 2021, the outstanding principal balance of this note was $1,900,000. This note and accrued interest automatically converted into 386,460 shares of common stock concurrent with the closing of the IPO on February 18, 2022.

On November 8, 2021, the Company issued a 5% secured subordinated promissory note in the principal amount of $1,900,000 to Justin Francisco and Steven Rubert in connection with the acquisition of Nexus. This note accrues interest at 5% per annum and the outstanding principal and interest will be amortized on a straight-line basis and are payable quarterly in accordance with the amortization schedule attached to the note, with all amounts due and payable on November 8, 2024. The Company may prepay all or any portion of this note any time prior to maturity without premium or penalty. The Note contains customary covenants and events of default for a loan of this type, including if a default occurs under any senior secured indebtedness to banks and other financial institutions or private equity funds, and is secured by a security interest in all of the Company’s assets; provided that such security interest is subordinate to the rights of the lenders under any such senior secured indebtedness. As of March 31, 2022, the outstanding principal balance of this note was $1,900,000.

On July 1, 2021, the Company issued a 6% secured subordinated convertible promissory note in the principal amount of $3,000,000 to Sasson E. Moulavi in connection with the acquisition of DSO. This note accrued interest at 6% per annum and was to mature on July 1, 2024. As of December 31, 2021, the outstanding principal balance of this note was $3,000,000. This note and accrued interest automatically converted into 623,200 shares of common stock concurrent with the closing of the IPO on February 18, 2022.

On July 1, 2021, the Company issued a 6% secured subordinated promissory note in the principal amount of $3,000,000 to Sasson E. Moulavi in connection with the acquisition of DSO. This note accrues interest at 6% per annum and the outstanding principal and interest will be amortized on a straight-line basis and are payable quarterly in accordance with the amortization schedule attached to the note, with all amounts due and payable on July 1, 2024. The Company may prepay all or any portion of this note any time prior to maturity without premium or penalty. This note contains customary covenants and events of default for a loan of this type, including if a default occurs under any senior secured indebtedness to banks and other financial institutions or private equity funds, and is secured by a security interest in all of the assets of DSO; provided that such security interest is subordinate to the rights of the lenders under any such senior secured indebtedness. As of March 31, 2022, the outstanding principal balance of this note was $3,000,000.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

Note 9 — Debt (cont.)

Promissory Notes

On July 1, 2021, the Company entered into a loan agreement with Diamond Creek Capital, LLC for a term loan in the principal amount of up to $3,000,000. The loan bears interest at a rate of 15.0% per annum, provided that upon an event of default, such rate shall increase by 5%. The loan was due and payable on the earlier of July 1, 2022 or upon completion of the IPO. The Company repaid $1,325,000 of the principal balance and $27,604 of the interest from the proceeds of the IPO. In connection with such repayment, the lender agreed that the remaining loan is due and payable on July 1, 2022. The loan is secured by all of the Company’s assets and contains customary events of default. As of March 31, 2022, the outstanding principal balance of this note was $1,325,000.

On May 10, 2021, the Company issued a convertible promissory note in the principal amount of $73,727 to Bevilacqua PLLC, the Company’s outside securities counsel. This note accrues interest at 15% per annum and matures on May 10, 2022. The note is convertible at the option of the holder into shares of common stock at a conversion price that is equal to forty percent (40%) of either (i) the price per share paid by investors in the Company’s next priced equity financing or (ii) the volume weighted average price of the common stock for the five trading days from and including the date that the conversion notice is given. As of March 31, 2022, the outstanding principal balance of this note was $73,727. See also Note 14 regarding the conversion of this note.

On December 18, 2020, the Company entered into a loan and security agreement with Peah Capital, LLC for a term loan in the principal amount of up to $1,500,000, which was amended on April 27, 2021 to increase the loan amount to $1,625,000. In connection with such amendment, on April 27, 2021, the Company issued a second amended and restated promissory note to Peah Capital, LLC in the principal amount of $1,625,000. The loan bears interest at a rate of 17.5% per annum, provided that upon an event of default, such rate shall increase to 25% per annum. The loan is due and payable on the earlier of: (i) eighteen (18) months from the date of the note or (ii) upon completion of the IPO. The loan is secured by all of the Company’s assets and contains customary events of default. As of March 31, 2022, the outstanding principal balance of this note was $614,906.

Since inception, the Company has issued other promissory notes to various lenders. These notes accrued interest at rates between 12-17%. These notes were unsecured and contain customary events of default. As of December 31, 2021, the outstanding principal balance of these notes was $5,993,720. These notes were repaid in full upon closing of the IPO with the exception of a note which has an outstanding balance of $200,000 at March 31, 2022. This note accrues interest at 12%.

On February 25, 2021, the Company issued a convertible promissory note in the principal amount of $500,000. This note accrued interest at 15% per annum and was to mature on March 31, 2023. As of December 31, 2021, the outstanding principal balance of this note was $500,000. This note automatically converted into 229,834 shares of common stock concurrent with the closing of the IPO on February 18, 2022.

Other

In 2021, DSO entered into two revolving lines of credit with a bank, which permitted borrowings up to $1,176,000, and bears interest at 8.99% and 7.99%. As of March 31, 2022, the outstanding principal balance of this lines of credit was $431,525.

Cash Advances

In December 2021, the Company entered into a cash advance agreement for $340,000 with a required repayment amount of $493,500, which requires weekly payments of approximately $20,562. At March 31, 2022, the outstanding amount was $0.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

Note 9 — Debt (cont.)

EIDL Loan

In June 2020, pursuant to the economic injury disaster loan (“EIDL”) program under the under the provisions of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), the Company entered into a promissory note with the U.S. Small Business Administration (the “SBA”) with a principal amount of $300,000. This loan matures in 30 years and bears interest at a rate of 3.75%. The loan is secured by all of the Company’s assets. As of March 31, 2022, the outstanding principal balance of this loan was $300,000.

PPP Loans

In May 2020, the Company received $239,262 in paycheck protection program (“PPP”) loans under the CARES Act. This loan bears interest at a rate of 1% per annum and matures in April 2022. As of March 31, 2022, the outstanding principal balance of this loan was $239,262.

In February 2021, the Company received an additional $261,164 in PPP loans under the CARES Act. This loan bears interest at a rate of 1% per annum and matures in January 2023. As of March 31, 2022, the outstanding balance of this loan was $261,164.

The PPP provides that the PPP loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company plans to file for forgiveness during 2022.

Total Debt

Debt is comprised of the following components as of March 31, 2022:

Debenture notes	$2,250,000
Acquisition notes	4,900,000
Promissory notes	2,287,360
Other	431,525
SBA loans	300,000
PPP loans	500,426
10,669,311
Debt discount	(673,112)
Total	$9,996,199

The future contractual maturities of the debt are as follows:

For the Year Ended December 31:
2022 (remainder of year)	$4,538,503
2023	558,913
2024	4,523,729
2025	57,181
2026	57,181
Thereafter	260,692
Total	$9,996,199

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

Note 10 — Concentrations of Credit Risks

Credit Risks

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and accounts receivable. The Company maintains bank accounts with several financial institutions. Concentrations of credit risk with respect to accounts receivable are limited to the dispersion of customers across different industries and geographic regions.

Cash

The Company places its cash with high credit quality financial institutions. At March 31, 2022 and December 31, 2021, the Company had cash balances of $734,335 in excess of the Federal Deposit Insurance Corporation coverage of $250,000 per institution. The Company has not experienced any losses in such accounts.

Major Customers

For the three months ended March 31, 2022, the Company had two significant customers representing an aggregate of 45% of revenues and three that make up 78% of the accounts receivable balance. For the three months ended March 31, 2021, the Company had one significant customer representing an aggregate of 75% of revenues and two that make up 74% of the accounts receivable balance. The Company’s officers are closely monitoring the relationships with all significant customers.

Major Vendors

For the three months ended March 31, 2022, the Company had two major suppliers representing an aggregate of 21% of purchases. The Company’s officers are closely monitoring the relationships with all significant suppliers.

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

Dividend Rights. Prior to February 14, 2022 (the IPO Date), holders of series A convertible preferred stock were entitled to receive cumulative dividends at a rate of 7.5% of the stated value per share ($1,000, subject to adjustment) per annum, which increased to 15% per annum after November 23, 2021 and 24% per annum after December 31, 2021. Holders of series A convertible preferred stock are no longer entitled to dividends.

Liquidation Rights. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, or upon a change of control, the holders of series A convertible preferred stock shall be entitled to receive out of the assets of the Company the same amount that a holder of common stock would receive if the series A convertible preferred stock were fully converted (disregarding for such purposes any conversion limitations) to common stock which amounts shall be paid pari passu with all holders of common stock.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

Note 11 — Stockholders’ Equity (cont.)

Voting Rights. The series A convertible preferred stock have no voting rights except as set forth below. As long as any shares of series A convertible preferred stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the series A convertible preferred stock, (a) alter or change adversely the powers, preferences or rights given to the series A convertible preferred stock or alter or amend the certificate of designation, (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a liquidation senior to, or otherwise pari passu with, the series A convertible preferred stock, (c) amend the certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of series A convertible preferred stock, or (d) enter into any agreement with respect to any of the foregoing.

Conversion Rights. Each share of series A convertible preferred stock is convertible, at any time and from time to time from at the option of the holder thereof, into that number of shares of common stock determined by dividing the stated value of such share of series A convertible preferred stock (plus any accrued but unpaid dividends thereon) by the conversion price. The conversion price is initially equal $0.6667 (subject to adjustments). Notwithstanding the foregoing, the Company shall not effect any conversion, and a holder shall not have the right to convert, any portion of the series A convertible preferred stock to the extent that, after giving effect to the conversion, such holder (together with such holder’s affiliates) would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares issuable upon the conversion. This limitation may be waived (up to a maximum of 9.99%) by the holder and in its sole discretion, upon not less than sixty-one (61) days’ prior notice to the Company.

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

During the three months ended March 31, 2022, the holders converted an aggregate of 7,000 shares of series A convertible preferred stock into 10,499,469 shares of common stock.

Common Stock

On February 16, 2022, the Company entered into an underwriting agreement with Dawson James Securities, Inc., as representative of the several underwriters named on Schedule I thereto, relating to the IPO of units, each unit consisting of one share of common stock, a series A warrant to purchase one share of common stock and a series B warrant to purchase one share of common stock. Pursuant to the underwriting agreement, the Company agreed to sell 1,440,000 units to the underwriters, at a purchase price per unit of $9.10 (the offering price to the public of $10.00 per unit minus the underwriters’ discount), and also agreed to grant to the underwriters a 45-day option to purchase up to 216,000 additional shares of common stock, up to 216,000 additional series A warrants, and/or up to 216,000 additional series B warrants, in any combination thereof, at a purchase price to the public of $9.98 per share and $0.01 per warrant, less underwriting discounts and commissions, solely to cover over-allotments, if any.

On February 18, 2022, the closing of the IPO was completed. At the closing, the underwriters partially exercised the option and purchased 206,390 series A warrants and 206,390 series B warrants. Therefore, the Company sold 1,440,000 shares of common stock, 1,646,390 series A warrants and 1,646,390 series B warrants for total gross proceeds of $14,404,128. After deducting the underwriting commission and expenses, the Company received net proceeds of $12,738,288.

On February 18, 2022, the Company issued 386,460 shares of common stock upon the conversion of the 5% secured subordinated convertible promissory note in the principal amount of $1,900,000 issued to Justin Francisco and Steven Rubert in connection with the acquisition of Nexus.

On February 18, 2022, the Company issued 623,200 shares of common stock upon the conversion of the 6% secured subordinated convertible promissory note in the principal amount of $3,000,000 issued to Sasson E. Moulavi in connection with the acquisition of DSO.

On February 18, 2022, the Company issued 229,834 shares of common stock upon the conversion of the convertible promissory note in the principal amount of $500,000 issued to East West Capital LLC.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

Note 11 — Stockholders’ Equity (cont.)

On February 18, 2022, the Company issued 42,500 additional shares of common stock to the stockholders of GSP and 14,723 additional shares of common stock to certain vendors of GSP in accordance with the terms of the contribution and exchange agreement described above. The number of shares issued in the prior year was based on an expected IPO value of $10.00 per share. Based on the actual IPO share allocation of the unit it was determined that the Company would issue the additional 42,500 shares.

On February 18, 2022, the Company issued an aggregate of 2,168,492 shares of common stock to various lenders pursuant to future equity agreements which required the Company to issue shares of common stock upon closing of the IPO.

On March 10, 2022, the Company granted restricted stock awards for an aggregate of 877,000 shares of common stock to certain directors, officers and consultants. A total of 677,000 of these shares vested in full on the date of grant. The remaining 200,000 shares, which were granted to independent directors, vest monthly over a one-year period which were recorded as a prepaid of $171,967 at March 31, 2022. A total of 547,000 of these shares were granted under the 2020 Stock Incentive Plan described below. The remaining 330,000 were granted under the 2022 Equity Incentive Plan described below. The shares, valued at $822,626, were based on the closing trading price per share of $0.938 on the date of the grant.

During the three months ended March 31, 2022, a total of 1,437,730 of the series B warrants were exercised on a cashless basis and the Company issued 1,437,730 shares of common stock upon such exercise.

During the three months ended March 31, 2022, the Company issued an aggregate of 10,499,469 shares of common stock upon the conversion of 7,000 shares of series A convertible preferred stock.

Stock Options and Warrants

In September 2020, the Company adopted its 2020 Incentive Plan (the “2020 Plan”) under which the Company is authorized to issue awards for up to 2,000,000 shares of common stock to directors, officers, employees and consultants who provide services to the Company. Awards that may be granted include incentive stock options, non-qualified stock options and awards of restricted stock. At March 31, 2022 and December 31, 2021, there were 3,000 and 550,000 shares of common stock available for issuance under the 2020 Plan, respectively. The Company did not issue any stock options under the 2020 Plan during the three months ended March 31, 2022 and 2021.

The series A warrants sold in the IPO are exercisable until the fifth anniversary of the issuance date at an exercise price equal to $7.00 per share and may be exercised on a cashless basis if the issuance of common stock upon exercise of the warrants is not covered by an effective registration statement. The exercise price and number of shares of common stock issuable upon exercise of the series A warrants may be adjusted in certain circumstances, including in the event of a stock dividend, extraordinary dividend on or recapitalization, reorganization, merger or consolidation.

The series B warrants sold in the IPO are exercisable until the fifth anniversary of the issuance date at an exercise price equal to $10.00 per share and may be exercised on a cashless basis, whereby the holder will receive one share of common stock for each series B warrant exercised. As of March 31, 2022, 1,437,730 of the series B warrants were exercised on a cashless basis and we issued 1,437,730 shares of common stock upon such exercise.

In January 2022, the Company adopted its 2022 Equity Inventive Plan (the “2022 Plan”) under which the Company is authorized to issue awards for up to 2,000,000 shares of common stock to directors, officers, employees and consultants who provide services to the Company. Awards that may be granted include incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards and performance compensation awards. At March 31, 2022, there were 1,670,000 shares of common stock available for issuance under the 2022 Plan. The Company did not issue any stock options under the 2022 Plan during the three months ended March 31, 2022.

The Company recognized $0 of compensation expense related to the vesting of options during the three months ended March 31, 2022.

The following is a summary of options and warrants granted, exercised, forfeited and outstanding during the three months ended March 31, 2022:

	2022-Stock Options		2022-Warrants
	Number of Options	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2022	1,450,000	$0.01	14,802,006	$5.18
Granted	—	—	3,382,780	3.95
Exercised	—	—	1,437,730	—
Forfeited	—	—	275,988	—
Outstanding at March 31	1,450,000	$0.01	16,471,068	$4.52
Exercisable at March 31	1,450,000		4,351,664

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

Note 11 — Stockholders’ Equity (cont.)

Valuation Assumptions for Stock Options and Warrants

The fair value of each option and warrant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.90%
Expected volatility	80%
Expected life (years)	5
Dividend yield	0%

The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns. The risk-free rate is based on the U.S. Treasury yield constant maturity in effect at the time of grant for periods corresponding with the expected life of the option.

Note 12 — Commitments and Contingencies

COVID-19 Pandemic

On March 11, 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of these consolidated financial statements. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s consolidated financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its consolidated financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of consolidated financial condition, liquidity or operations for 2022.

Legal Matters

From time to time, the Company may become subject to threatened and/or asserted claims arising in the ordinary course of business. Management is not aware of any matters, either individually or in the aggregate, that are reasonably likely to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Note 13 — Related Party Transactions

The Company is party to a management services agreement with Trilogy Capital Group, LLC, a company controlled by the Company’s Executive Chairman. As of March 31, 2022 and December 31, 2021, the amounts due from the related party are $647,412 and $0, respectively. Additionally, as of March 31, 2022 and December 31, 2021, the amounts due to the related party are $0 and $325,786, respectively.

Note 14 — Subsequent Events

In accordance with ASC 855-10, the Company has reviewed its operations subsequent to March 31, 2022 to the date these condensed consolidated financial statements were issued, and has determined that, except as set forth below, it does not have any material subsequent events to disclose in these financial statements.

On April 8, 2022, the Company issued 73,267 shares of common stock to Bevilacqua PLLC upon conversion of its convertible promissory note in the principal amount of $73,727.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this report. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our” and “the Company” are to Smart for Life, Inc., a Delaware corporation, and its consolidated subsidiaries.

Special Note Regarding Forward Looking Statements

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

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021 elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

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

On March 8, 2018, we acquired 51% of Millenium Natural Manufacturing Corp. and Millenium Natural Health Products Inc. and on October 9, 2019, we acquired the remaining 49% of these companies. On September 30, 2020, we changed the name of Millenium Natural Manufacturing Corp. to Bonne Sante Natural Manufacturing, Inc. (“BSNM”), and on November 24, 2020, we merged Millenium Natural Health Products Inc. into BSNM to better reflect our vertical integration. BSNM is a nutraceutical contract manufacturer. It specializes in a wide variety of products, from the private labeling of vitamins, dietary supplements, nutraceuticals, sport nutrition and broad-spectrum nutritional supplements, and sells them throughout the United States and around the world, including South America, Central America and Europe.

On July 1, 2021, we acquired Doctors Scientific Organica, LLC, Oyster Management Services, Ltd., Lawee Enterprises, L.L.C. and U.S. Medical Care Holdings, L.L.C. On August 27, 2021, we transferred all of the equity interests of Oyster Management Services, Ltd., Lawee Enterprises, L.L.C. and U.S. Medical Care Holdings, L.L.C. to Doctors Scientific Organica, LLC. As a result, these entities are now wholly owned subsidiaries of Doctors Scientific Organica, LLC. In this report, we collectively refer to Doctors Scientific Organica, LLC and its consolidated subsidiaries as “DSO”. DSO manufactures, sells and owns the Smart for Life brand of natural health and wellness meal replacement products. The brand includes proprietary hunger suppressing functional foods that are designed to work with the body’s natural ability to lose weight. It also develops premium supplements and commodities that will promote optimal health and wellness. DSO has over 15 years of experience providing high-quality products to premium retail locations and companies. Its branded vitamins and supplements are also being sold through Amazon, and this sales channel is becoming a major contributor to the growth of the brand online.

On August 24, 2021, we established Smart for Life Canada Inc. as a wholly owned subsidiary of DSO in Canada. This subsidiary sells retail products through a retail store location in Montreal Canada and the same location also acts as distribution center for our international direct to consumer and big box customers. We maintain inventory and employees at this location.

On November 8, 2021, we acquired Nexus Offers, Inc. (“Nexus”). Nexus operates a cost per action/cost per acquisition network. This network consists of hundreds of digital marketers who stand ready to market products introduced to the Nexus network. The cost per action/cost per acquisition model is where digital marketers are paid for an action (e.g., a product sale or lead generation) that is taken as a direct result of their marketing efforts. Through the digital marketer’s method of marketing, the digital marketer sends traffic to one of the product vendor’s offers listed on the network.

On December 6, 2021, we acquired GSP Nutrition Inc. (“GSP”). GSP is a sports nutrition company. It offers nutritional supplements for athletes and active lifestyle consumers through a variety of wellness solutions and delivery methods, including powders, tablets and soft gels that are formulated to support energy and performance; nutrition and wellness; and focus and clarity. GSP’s initial line of nutritional products are marketed under the Sports Illustrated Nutrition brand. GSP has a license for the exclusive use of the Sports Illustrated brand (excluding the Sports Illustrated Swimsuit brand for which it has a right of first offer under the license) for certain dietary and nutritional supplements, in each case to be sold to/through certain approved accounts in the United States and Canada. The product line currently consists of whey protein isolate powder, tablet supplements for joint health, nitric oxide, post workout blends, Omega-3 supplements, and pre-workout supplements, among others.

Impact of Coronavirus Pandemic

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

Emerging Growth Company

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we will be permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

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

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of our initial public offering, (ii) the last day of the first fiscal year in which our total annual gross revenues are $1.07 billion or more, (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

The following table sets forth key components of our results of operations during the three months ended March 31, 2022 and 2021, both in dollars and as a percentage of our revenues.

	March 31, 2022		March 31, 2021
	Amount	% of Revenues	Amount	% of Revenues
Revenues
Products	$3,575,459	80.26%	$571,508	100.00%
Advertising	879,427	19.74%	—	—
Total revenues	4,454,886	100.00%	571,508	100.00%
Cost of revenues
Products	2,297,010	51.56%	550,150	96.26%
Advertising	640,313	14.37%	—	—
Total cost of revenues	2,937,323	65.93%	550,150	96.26%
Gross profit	1,517,563	34.07%	21,358	3.74%
Operating expenses
General and administrative	4,366,421	98.01%	665,354	116.42%
Depreciation and amortization expense	423,010	9.50%	54,008	9.45%
Total operating expenses	4,789,431	107.51%	719,362	125.87%
Operating loss	(3,271,868)	(73.44)%	(698,004)	(122.13)%
Other expense
Other expense	(506,133)	(11.36)%	(7,797)	(1.36)%
Day 1 loss and changes in fair value of derivative liability	(38,997)	(0.88)%	—	—
Interest expense	(12,757,479)	(286.37)%	(74,840)	(13.10)%
Total other expense	(13,302,609)	(298.61)%	(82,637)	(14.46)%
Net loss	$(16,574,477)	(372.05)%	$(780,641)	(136.59)%

Revenues. Our total revenues were $4,454,886 for the three months ended March 31, 2022, as compared to $571,508 for the three months ended March 31, 2021, an increase of $3,883,378, or 679.50%. Such increase was primarily due to the acquisitions of DSO, Nexus and GSP that were completed in 2021.

Our nutraceutical business generates revenue from the sales of nutritional and related products. Revenues from our nutraceutical business (products) were $3,575,459 for the three months ended March 31, 2022, which included $2,982,825 from DSO and GSP, as compared to $571,508 for the three months ended March 31, 2021. Excluding these acquisitions, revenues from our nutraceutical business increased by $21,125, or 3.70%. This increase was primarily due to increased sales of our contract manufacturing services following the easing of pandemic related restrictions. The increase was the result of an increase in the volume of products sold and not due to pricing changes.

Our digital marketing business generates revenues when sales of listed products are sold by product vendors through our network as a result of the marketing efforts of digital marketers. Revenues from our digital marketing business (advertising) were $879,427 for the three months ended March 31, 2022, all of which were from Nexus, which was acquired in November of 2021.

Cost of revenues. Our total cost of revenues were $2,937,323 for the three months ended March 31, 2022, as compared to $550,150 for the three months ended March 31, 2021, an increase of $2,387,173, or 433.91%. Such increase was primarily due to the acquisitions of DSO, Nexus and GSP.

Cost of revenues for our nutraceutical business consist of ingredients, packaging materials, freight, and labor associated with the production of various products. Cost of revenues for our nutraceutical business (products) were $2,297,010 for the three months ended March 31, 2022, which included $1,763,035 from DSO and GSP, as compared to $550,150 for the three months ended March 31, 2021. Excluding these acquisitions, cost of revenues for our nutraceutical business decreased by $16,175, or 2.94%. As a percentage of product revenues, cost of revenues for product sales decreased from 96.26% in the 2021 period to 64.2% in the 2022 period (or 90.10% excluding the acquisitions) due to reduced costs of materials based on purchasing power.

Cost of revenues for our digital marketing business consist of commissions and bonuses paid to digital marketers. Cost of revenues from our digital marketing business (advertising) were $640,313 for the three months ended March 31, 2022, all of which were from Nexus, which was acquired in November of 2021. As a percentage of advertising revenues, cost of revenues for advertising sales was 72.81% for the three months ended March 31, 2022.

Gross profit. As a result of the foregoing, our gross profit was $1,517,563 for the three months ended March 31, 2022, as compared to $21,358 for the three months ended March 31, 2021, an increase of $1,496,205, or 7,005.36%. Such increase was primarily due to the acquisitions of DSO, Nexus and GSP that were completed in 2021. Excluding these acquisitions, our gross profit increased by $37,300, or 174.64%. As a percentage of revenues, our gross profit increased from 3.74% in the 2021 period to 34.07% in the 2022 period (or 9.90% excluding the acquisitions).

General and administrative expenses. Our general and administrative expenses consist primarily of personnel expenses, including employee salaries and bonuses plus related payroll taxes, advertising expenses, professional advisor fees, bad debts, rent expense, insurance and other expenses incurred in connection with general operations. Our general and administrative expenses were $4,366,421 for the three months ended March 31, 2022, which included $4,360,094 from DSO, Nexus and GSP, as compared to $665,354 for the three months ended March 31, 2021, an increase of $3,701,067, or 556.26%. Excluding the acquisitions, our general and administrative expenses increased by $2,169,878, or 326.12%. Such increase was primarily due to the engagement of additional professionals associated with our audits, acquisitions, and costs associated with our initial public offering (the “IPO”). As a percentage of revenues, general and administrative expenses decreased from 116.42% in the 2021 period to 92.01% in the 2022 period (or 478.41% excluding the acquisitions).

Depreciation and amortization. Depreciation and amortization was $423,010, or 9.50% of revenues, for the three months ended March 31, 2022, which included $367,972 from DSO, Nexus and GSP, as compared to $54,008, or 9.45% of revenues, for the three months ended March 31, 2021. The increase in amortization is associated with intangible assets resulting from the acquisitions.

Total other expense. We had $13,302,609 in total other expense, net, for the three months ended March 31, 2022, as compared to total other expense, net, of $82,637 for the three months ended March 31, 2021. Total other expense, net, for the three months ended March 31, 2022 consisted of interest expense of $12,757,479, related to interest expense in connection with common stock issued with future equity agreements and amortization of debt issuance cost, other expense of $506,133 and day 1 loss and changes in fair value of derivative liability of $38,997, while other expense, net, for the three months ended March 31, 2021 consisted of interest expense of $74,840 and other expense of $7,797.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $16,574,477 for the three months ended March 31, 2022, which included $1,016,660 from DSO, Nexus and GSP, as compared to $780,641 for the three months ended March 31, 2021, an increase of $15,793,836, or 2,023.19%. Excluding the acquisitions, our loss increased by $13,993,469, or 1,792.56%.

Liquidity and Capital Resources

As of March 31, 2022, we had cash of $1,551,055. To date, we have financed our operations primarily through revenue generated from operations, bank borrowings and private placements of our securities. Since our inception in 2017, we have experienced losses and as a result have continued to use cash in our operations. We have been dependent upon financing activities as we implement our acquisition strategy.

Although we believe that our current levels of cash and the financing associated with a pending acquisition will be sufficient to meet our anticipated cash needs for our operations for at least the next 12 months, we do believe additional funds are required to execute our business plan and our strategy of acquiring additional companies. As noted elsewhere in this report, over the next 24 months, we plan to acquire multiple companies aggregating a minimum of $100 million in annualized revenues with the number of prospective acquisitions in the pipeline representing over $50 million in additional revenue. The funds required to execute this business plan will depend on the size, capital structure and purchase price consideration that the seller of a target business deems acceptable in a given transaction. The amount of funds needed to execute our business plan also depends on what portion of the purchase price of a target business the seller of that business is willing to take in the form of seller notes or our equity or equity in one of our subsidiaries. As noted elsewhere in this report, we intend on paying no more than 60% cash on any acquisition that we execute with a target of 50%. Given these factors, we believe that the amount of outside additional capital necessary to execute our business plan for the next 24 months ranges from $20 million to $60 million. With respect to the prospective acquisitions in the pipeline representing over $50 million in additional revenue, the amount of capital needed ranges from $10 million to $30 million.

We intend to raise capital for additional acquisitions primarily through debt financing at our operating company level, additional equity offerings by the Company, or by undertaking a combination of any of the above. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all.

There is no guarantee that we will be able to acquire additional businesses under the terms outlined above or that we will be able to find additional acquisition candidates should we terminate our plans for any of our current acquisition targets.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(4,212,202)	$(712,105)
Net cash used in investing activities	(15,963)	(2,749)
Net cash provided by financing activities	5,574,127	293,679
Net change in cash	1,345,962	(421,175)
Cash and cash equivalents at beginning of period	205,093	484,949
Cash and cash equivalents at end of period	$1,551,055	$63,774

Our net cash used in operating activities was $4,212,202 for the three months ended March 31, 2022, as compared to $712,105 for the three months ended March 31, 2021. For the three months ended March 31, 2022, our net loss of $16,574,477 and non-cash finance expense associated with future equity agreements of approximately $10,844,961, were the primary drivers for cash used in operations. For the three months ended March 31, 2021, our net loss of $780,641 and the decrease in deferred revenue of $117,491 were the primary drivers for cash used in operations.

Our net cash used in investing activities was $15,963 for the three months ended March 31, 2022, as compared to $2,749 for the three months ended March 31, 2021. Net cash used in investing activities for the three months ended March 31, 2022 and 2021 consisted of equipment purchases.

Our net cash provided by financing activities was $5,574,127 for the three months ended March 31, 2022, as compared to $293,679 for the three months ended March 31, 2021. Net cash provided by financing activities for the three months ended March 31, 2022 consisted of net proceeds from the IPO of $12,738,288, proceeds from convertible notes and notes payable of $783,738 and proceeds from related parties of $344,873, offset by repayments of convertible notes and notes payable of $6,924,841, repayments to related parties of $1,314,382 and payment of fees from issuance of common stock of $53,549, while net cash provided by financing activities for the three months ended March 31, 2021 consisted of proceeds from convertible notes and notes payable of $293,679 and proceeds from related parties of $87,617.

Initial Public Offering

On February 16, 2022, we entered into an underwriting agreement with Dawson James Securities, Inc., as representative of the several underwriters named on Schedule I thereto, relating to the IPO of units, each unit consisting of one share of common stock, a series A warrant to purchase one share of common stock and a series B warrant to purchase one share of common stock. Pursuant to the underwriting agreement, we agreed to sell 1,440,000 units to the underwriters, at a purchase price per unit of $9.10 (the offering price to the public of $10.00 per unit minus the underwriters’ discount), and also agreed to grant to the underwriters a 45-day option to purchase up to 216,000 additional shares of common stock, up to 216,000 additional series A warrants, and/or up to 216,000 additional series B warrants, in any combination thereof, at a purchase price to the public of $9.98 per share and $0.01 per warrant, less underwriting discounts and commissions, solely to cover over-allotments, if any.

On February 18, 2022, the closing of the IPO was completed. At the closing, the underwriters partially exercised the option and purchased 206,390 series A warrants and 206,390 series B warrants. Therefore, we sold 1,440,000 shares of common stock, 1,646,390 series A warrants and 1,646,390 series B warrants for total gross proceeds of $14,404,128. After deducting the underwriting commission and expenses, we received net proceeds of approximately $12,763,000. We used to the proceeds of the offering to pay off certain debt and plan to use the remaining net proceeds for working capital and general corporate purposes.

The series A warrants are exercisable until the fifth anniversary of the issuance date at an exercise price equal to $7.00 per share and may be exercised on a cashless basis if the issuance of common stock upon exercise of the warrants is not covered by an effective registration statement. The exercise price and number of shares of common stock issuable upon exercise of the series A warrants may be adjusted in certain circumstances, including in the event of a stock dividend, extraordinary dividend on or recapitalization, reorganization, merger or consolidation.

The series B warrants are exercisable until the fifth anniversary of the issuance date at an exercise price equal to $10.00 per share and may be exercised on a cashless basis, whereby the holder will receive one share of common stock for each series B warrant exercised. As of March 31, 2022, 1,437,730 of the series B warrants were exercised on a cashless basis and we issued 1,437,730 shares of common stock upon such exercise.

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

During the three months ended March 31, 2022, the holders converted an aggregate of 7,000 shares of series A convertible preferred stock into 10,499,469 shares of common stock.

Outstanding Debt

Debentures

On November 5, 2021, we entered into a securities purchase agreement with certain investors, pursuant to which we sold 12% unsecured subordinated convertible debentures in the aggregate principal amount of $2,250,000 to such investors for gross proceeds of $2,214,000, the proceeds of which were used to fund the acquisition of Nexus. In January 2022, the Company received an additional $36,000, bringing the gross proceeds to a total $2,250,000. Interest at a rate of 12% per annum accrued on the principal balance of the debentures from the date of issuance until February 14, 2022, the date that the registration statement related to the IPO was declared effective by the Securities and Exchange Commission (the “IPO Date”). The debentures are due and payable on the earliest of the maturity date, November 30, 2022, or upon their earlier conversion or redemption. As of March 31, 2021, the outstanding principal balance of the debentures was $2,250,000 and debt issuance costs was $117,875.

At any time after August 14, 2022, the sixth month anniversary of the IPO Date, the holders may convert the principal amount of the debentures into shares of common stock at a conversion price that is equal to the lower of $2.50 and the lowest volume weighted average price during the 10 trading days immediately following the IPO; provided further, that the conversion price shall not be less than $1.00. The conversion price is subject to standard equitable adjustments for stock splits, stock combinations, recapitalizations and similar transactions. The debentures contain beneficial ownership limitations which limit the holders’ beneficial ownership to 9.99% of our outstanding common stock. We may redeem some or all of the outstanding principal amount of the debentures for cash in an amount equal to 115% of the outstanding principal amount of the debentures, plus accrued but unpaid interest and any other amounts due under the debentures. The securities purchase agreement and the debentures contain customary representations, warranties, affirmative and negative covenants and events of default for loans of this type. The debentures are guaranteed by each of our subsidiaries.

Acquisition Notes

On November 8, 2021, we issued a 5% secured subordinated promissory note in the principal amount of $1,900,000 to Justin Francisco and Steven Rubert in connection with the acquisition of Nexus. This note accrues interest at 5% per annum and the outstanding principal and interest will be amortized on a straight-line basis and are payable quarterly in accordance with the amortization schedule attached to the note, with all amounts due and payable on November 8, 2024. We may prepay all or any portion of this note any time prior to maturity without premium or penalty. The note contains customary covenants and events of default for a loan of this type, including if a default occurs under any senior secured indebtedness to banks and other financial institutions or private equity funds, and is secured by a security interest in all of our assets; provided that such security interest is subordinate to the rights of the lenders under any such senior secured indebtedness. As of March 31, 2022, the outstanding principal balance of this note was $1,900,000.

On July 1, 2021, we issued a 6% secured subordinated promissory note in the principal amount of $3,000,000 to Sasson E. Moulavi in connection with the acquisition of DSO. This note accrues interest at 6% per annum and the outstanding principal and interest will be amortized on a straight-line basis and are payable quarterly in accordance with the amortization schedule attached to the note, with all amounts due and payable on July 1, 2024. We may prepay all or any portion of this note any time prior to maturity without premium or penalty. This note contains customary covenants and events of default for a loan of this type, including if a default occurs under any senior secured indebtedness to banks and other financial institutions or private equity funds, and is secured by a security interest in all of the assets of DSO; provided that such security interest is subordinate to the rights of the lenders under any such senior secured indebtedness. As of March 31, 2022, the outstanding principal balance of this note was $3,000,000.

Promissory Notes

On July 1, 2021, we entered into a loan agreement with Diamond Creek Capital, LLC for a term loan in the principal amount of up to $3,000,000. The loan bears interest at a rate of 15.0% per annum, provided that upon an event of default, such rate shall increase by 5%. The loan was due and payable on the earlier of July 1, 2022 or upon completion of the IPO. We repaid $1,325,000 of the principal balance and $27,604 of the interest from the proceeds of the IPO. In connection with such repayment, the lender agreed that the remaining loan is due and payable on July 1, 2022. The loan is secured by all of our assets and contains customary events of default. As of March 31, 2022, the outstanding principal balance of this note was $1,325,000.

On May 10, 2021, we issued a convertible promissory note in the principal amount of $73,727 to Bevilacqua PLLC, our outside securities counsel. This note accrued interest at 15% per annum and was to mature on May 10, 2022. As of March 31, 2022, the outstanding principal balance of this note was $73,727. On April 8, 2022, the holder converted this note into 73,267 shares of common stock.

On December 18, 2020, we entered into a loan and security agreement with Peah Capital, LLC for a term loan in the principal amount of up to $1,500,000, which was amended on April 27, 2021 to increase the loan amount to $1,625,000. In connection with such amendment, on April 27, 2021, we issued a second amended and restated promissory note to Peah Capital, LLC in the principal amount of $1,625,000. The loan bears interest at a rate of 17.5% per annum, provided that upon an event of default, such rate shall increase to 25% per annum. The loan is due and payable on the earlier of: (i) eighteen (18) months from the date of the note or (ii) upon completion of the IPO. The loan is secured by all of our assets and contains customary events of default. As of March 31, 2022, the outstanding principal balance of this note was $614,906.

Since inception, the Company has issued other promissory notes to various lenders, most of which were repaid in full upon closing of the IPO, with the exception of a note which has an outstanding balance of $200,000 at March 31, 2022. This note accrues interest at rate of 12%. The note is unsecured and contain customary events of default.

EIDL Loan

In June 2020, pursuant to the economic injury disaster loan (“EIDL”) program under the under the provisions of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), we entered into a promissory note with the U.S. Small Business Administration (the “SBA”) with a principal amount of $300,000. This loan matures in 30 years and bears interest at a rate of 3.75%. The loan is secured by all of our assets. As of March 31, 2022, the outstanding principal balance of this loan was $300,000.

PPP Loans

In May 2020, we received $239,262 in paycheck protection program (“PPP”) loans under the CARES Act. This loan bears interest at a rate of 1% per annum and matures in April 2022. As of March 31, 2022, the outstanding principal balance of this loan was $239,262.

In February 2021, we received an additional $261,164 in PPP loans under the CARES Act. This loan bears interest at a rate of 1% per annum and matures in January 2023. As of March 31, 2022, the outstanding balance of this loan was $261,164.

The PPP provides that the PPP loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company plans to file for forgiveness during 2022.

Other

In 2021, DSO entered into two revolving lines of credit with a bank, which permitted borrowings up to $1,176,000, and bear interest at 8.99% and 7.99%. As of March 31, 2022, the outstanding principal balance of these lines of credit was $431,525.

Contractual Obligations

Our principal commitments consist mostly of obligations under the loans described above and pricing/margin structures for products established with our clients. We do not have any purchase obligations with any suppliers.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The following discussion relates to critical accounting policies. The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

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

Products (BSNM, DSO and GSP)

We primarily generate product revenues by manufacturing and packaging of nutraceutical products as a contract manufacturer for customers. The majority of our revenue is recognized when we satisfy a single performance obligation by transferring control of products to a customer. Control is generally transferred when our products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. Our general payment terms are short-term in duration. We do not have significant financing components or payment terms. We did not have any material unsatisfied performance obligations at March 31, 2022 or December 31, 2021.

Distribution expenses to transport our products, where applicable, and warehousing expense after manufacture are accounted for within operating expenses.

Advertising/Marketing (Nexus)

Nexus generates advertising revenues when sales of listed products are sold by product vendors through its network as a result of the marketing efforts of digital marketers. The products on the network come from several different customers, which pay Nexus a specific amount per sale, the amount of which is dictated by the customer. The revenue is recognized upon the sale of a product by the customer, net of fraudulent traffic or disputed transactions. A portion of the specific amount received by Nexus for that sale is paid out to the digital marketer as a commission, which is recorded in cost of sales. To illustrate the revenue process, a digital marketer logs onto the platform and selects an offer to promote for the day. The platform generates a unique link which the digital marketer distributes either via email or a banner ad. As the link is distributed to the consumer via the marketing efforts of the digital marketer, the consumer visits that link to make a purchase from the customer’s website, and when such purchase is complete, revenue is recognized by Nexus and the sale is credited to the digital marketer’s Nexus account. The benefit to the digital marketer operating on Nexus’ network is that the digital marketer receives a commission without the possibility of a claw back or refund. The customer benefits through increased sales of its products as a result of the marketing efforts of the digital marketers. Nexus’ platform acts as the transaction ledger, keeping track of clicks, sales and commissions.

Nexus’ general payment terms are short-term in duration. Insertion orders are utilized between Nexus and the customer for each campaign related to a particular product being marketed. The insertion order remains in effect until the customer or Nexus terminates the order, and either party may terminate the order at any time upon 14 days’ written notice. The customer is billed weekly for the sales digital marketers have generated for the week. Nexus does not have significant financing components or payment terms. Nexus did not have any material unsatisfied performance obligations at March 31, 2022 or December 31, 2021.

Inventory, net. Inventory consists of raw materials, work in progress, and finished goods and is valued at the lower of cost (first-in, first-out) or net realizable value. An allowance for inventory obsolescence is provided for slow moving or obsolete inventory to write down historical cost to net realizable value. The allowance for obsolescence is an estimate established through charges to cost of goods sold. Management’s judgment in determining the adequacy of the allowance is based upon several factors which include, but are not limited to, analysis of slow-moving inventory, analysis of the selling price of inventory, the predetermined shelf life of the product, and management’s judgment with respect to current economic conditions. Given the nature of the inventory, it is reasonably possible our estimate of the allowance for obsolescence will change in the near term.

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

Goodwill and Intangible Assets. Goodwill is not amortized but is subject to annual impairment tests. In addition to the annual impairment review, impairment reviews are performed whenever circumstances indicate a possible impairment may exist. Impairment testing for goodwill is done at the reporting unit level. We compare the fair value of the reporting unit assets to the carrying amount, on at least an annual basis, to determine if there is potential impairment. If the fair value of the reporting unit assets is less than their carrying value, an impairment loss will be recognized. No goodwill impairments were recognized during three months ended March 31, 2022 and 2021. Intangible assets consist of customer relationships, non-compete agreements, license agreements, goodwill, and intellectual property acquired in the acquisitions of BSNM, DSO, Nexus, and GSP. We amortize intangible assets with finite lives on a straight-line basis over their estimated useful lives which ranges from 3 to 15 years.

Long-Lived Assets. We assess potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. We had no impairment of long-lived assets at March 31, 2022 and December 31, 2021.

Lease Right-of-Use Assets and Liabilities. We record a right-of-use asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified either as finance or operating with the classification affecting the pattern of expense recognition. Lease liabilities are recognized based on the present value of the remaining lease payments and are discounted using the most reasonable incremental borrowing rate. We use the implicit rate when it is readily determinable. Since our lease does not provide an implicit rate, to determine the present value of lease payments, management uses our incremental borrowing rate based on the information available at lease commencement. Leases with a term of 12 months or less at inception are not recorded on our balance sheet and are expensed on a straight- line basis over the lease term.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission (the “SEC”). Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, our management, including our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in any other factors that could significantly affect these controls during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 10, 2022, we granted restricted stock awards for an aggregate of 877,000 shares of common stock to certain directors, officers and consultants under our 2020 Stock Incentive Plan and 2022 Equity Incentive Plan. Except for the foregoing, we have not sold any equity securities during three months ended March 31, 2022 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any shares of our common stock during the three months ended March 31, 2022.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the first quarter of fiscal 2022 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of Smart for Life, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on December 16, 2021)
3.2	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on December 16, 2021)
3.3	Bylaws of Smart for Life, Inc. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 filed on December 16, 2021)
4.1	Warrant Agent Agreement, dated February 16, 2022, between Smart for Life, Inc. and VStock Transfer, LLC and Forms of Warrants (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 23, 2022)
4.2	Amended and Restated Warrant issued by Smart for Life, Inc. to Dawson James Securities, Inc. on February 1, 2022 (incorporated by reference to Exhibit 4.25 to Amendment No. 3 to Registration Statement on Form S-1/A filed on February 2, 2022)
4.3	Warrant issued by Smart for Life, Inc. to Joseph Xiras on January 13, 2022 (incorporated by reference to Exhibit 4.21 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.4	Warrant issued by Smart for Life, Inc. to Leonite Fund I, LP on January 13, 2022 (incorporated by reference to Exhibit 4.22 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.5	Warrant issued by Smart for Life, Inc. to Laurie Rosenthal on January 7, 2022 (incorporated by reference to Exhibit 4.20 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.6	Warrant issued by Smart for Life, Inc. to Robert Rein on January 3, 2022 (incorporated by reference to Exhibit 4.19 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.7	Warrant issued by Smart for Life, Inc. to Thomas L Calkins II and Diane M Calkins JTIC on December 27, 2021 (incorporated by reference to Exhibit 4.18 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.8	Warrant issued by Smart for Life, Inc. to Ryan Hazel on December 23, 2021 (incorporated by reference to Exhibit 4.17 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.9	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Anson East Master Fund LP on August 18, 2021 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed on December 16, 2021)
4.10	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Anson Investments Master Fund LP on August 18, 2021 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1 filed on December 16, 2021)
4.11	Common Stock Purchase Warrant issued by Smart for Life, Inc. to District 2 Capital Fund LP on August 18, 2021 (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-1 filed on December 16, 2021)
4.12	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Ionic Ventures, LLC on August 18, 2021 (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 filed on December 16, 2021)
4.13	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Sabby Volatility Warrant Master Fund, Ltd. on August 18, 2021 (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 filed on December 16, 2021)
4.14	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Anson East Master Fund LP on July 1, 2021 (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-1 filed on December 16, 2021)
4.15	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Anson Investments Master Fund LP on July 1, 2021 (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-1 filed on December 16, 2021)
4.16	Common Stock Purchase Warrant issued by Smart for Life, Inc. to District 2 Capital Fund LP on July 1, 2021 (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-1 filed on December 16, 2021)
4.17	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Ionic Ventures, LLC on July 1, 2021 (incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-1 filed on December 16, 2021)
4.18	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Sabby Volatility Warrant Master Fund, Ltd. on July 1, 2021 (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-1 filed on December 16, 2021)
4.19	Warrant issued by Smart for Life, Inc. to Dawson James Securities, Inc. on July 1, 2021 (incorporated by reference to Exhibit 4.23 to Amendment No. 3 to Registration Statement on Form S-1/A filed on February 2, 2022)

4.20	Warrant issued by Smart for Life, Inc. to Dawson James Securities, Inc. on July 1, 2021 (incorporated by reference to Exhibit 4.24 to Amendment No. 3 to Registration Statement on Form S-1/A filed on February 2, 2022)
4.21	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Peah Capital, LLC on December 18, 2020 (incorporated by reference to Exhibit 4.14 to the Registration Statement on Form S-1 filed on December 16, 2021)
4.22	Amendment No 1 to Common Stock Purchase Warrant, dated June 30, 2021, between Smart for Life, Inc. and Peah Capital, LLC (incorporated by reference to Exhibit 4.15 to the Registration Statement on Form S-1 filed on December 16, 2021)
4.23	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Leonite Capital LLC on May 18, 2017 (incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.1	Securities Purchase Agreement, dated March 14, 2022, among Smart for Life, Inc., Ceautamed Worldwide, LLC, RMB Industries, Inc., RTB Childrens Trust and D&D Hayes, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 16, 2022)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2022	SMART FOR LIFE, INC.

/s/ Darren C. Minton
	Name:	Darren C. Minton
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Alan B. Bergman
	Name:	Alan B. Bergman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)