Form 10-Q
period 2022-06-30
SMART FOR LIFE, INC.
filed 2022-08-15
CIK 1851860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

or

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

As of August 12, 2022, there were 31,926,170 shares of the registrant’s common stock issued and outstanding.

Smart for Life, Inc.

Quarterly Report on Form 10-Q

Period Ended June 30, 2022

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SMART FOR LIFE, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SMART FOR LIFE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2022 AND DECEMBER 31, 2021

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash	$107,335	$205,093
Accounts receivable, net	890,390	388,958
Inventory	4,940,238	3,392,544
Due from related parties, net	1,184,113	—
Prepaid expenses and other current assets	1,290,726	352,909
Total current assets	8,412,802	4,339,504

Property and equipment, net	595,348	523,044
Intangible assets, net	13,709,973	14,420,900
Goodwill	1,342,000	1,342,000
Deposits and other assets	61,877	61,877
Operating lease right-of-use assets	2,095,600	1,923,082
Total other assets	17,804,798	18,270,903
Total assets	$26,217,600	$22,610,407

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,948,320	$1,991,788
Accrued expenses	1,664,905	2,066,087
Accrued expenses, related parties	810,490	371,319
Due to related parties, net	—	325,966
Deferred revenue	1,221,146	681,786
Preferred stock dividends payable	600,750	355,417
Operating lease liability, current	308,325	384,530
Derivative liability	202,681	—
Debt, current, net of debt discounts	3,752,448	10,967,855
Total current liabilities	11,509,065	17,144,748

Long-term liabilities:
Operating lease liability, noncurrent	1,830,739	1,570,388
Debt, noncurrent	8,878,796	9,986,009
Total long-term liabilities	10,709,535	11,556,397
Total liabilities	22,218,600	28,701,145

Commitments and contingencies

Stockholders’ Equity (Deficit)
Series A Convertible Preferred Stock, $.0001 par value, 8,000 shares authorized, 1,000 and 8,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	1
Common Stock, $.0001 par value, 100,000,000 shares authorized, 31,926,170 and 13,937,500 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	3,193	1,394
Additional paid in capital	38,970,079	8,922,467
Accumulated deficit	(34,974,272)	(15,014,600)
Total stockholders’ equity (deficit)	3,999,000	(6,090,738)
Total liabilities and stockholders’ equity (deficit)	$26,217,600	$22,610,407

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SMART FOR LIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Products	$3,459,926	$855,133	$7,035,384	$1,426,641
Advertising	825,565	—	1,704,993	—
Total revenues	4,285,491	855,133	8,740,377	1,426,641
Cost of revenues
Products	1,890,278	846,187	4,187,287	1,396,337
Advertising	614,042	—	1,254,356	—
Total cost of revenues	2,504,320	846,187	5,441,643	1,396,337
Gross profit	1,781,171	8,946	3,298,734	30,304
Operating expenses
General and administrative	3,959,495	894,002	8,325,915	1,559,356
Depreciation and amortization expense	430,092	20,746	853,102	74,754
Total operating expenses	4,389,587	914,748	9,179,017	1,634,110
Operating loss	(2,608,416)	(905,802)	(5,880,283)	(1,603,806)
Other income (expense)
Other income (expense)	111,689	9,239	(433,441)	1,442
Gain on debt extinguishment	134,956	—	134,956	—
Day 1 loss and changes in fair value of derivative liability	(38,997)	—	(38,997)	—
Interest expense	(984,427)	(64,159)	(13,741,907)	(138,999)
Total other (expense)	(776,779)	(54,920)	(14,079,389)	(137,557)
Loss before income taxes	(3,385,195)	(960,722)	(19,959,672)	(1,741,363)
Income tax expense	—	—	—	—
Net loss	$(3,385,195)	$(960,722)	$(19,959,672)	$(1,741,363)
Preferred stock dividends	(159,916)	—	(245,333)	—
Net loss attributable to common stockholders	(3,545,111)	(960,722)	(26,038,863)	(1,741,363)
Loss per share, basic and diluted	$(0.11)	$(0.07)	$(0.77)	$(0.13)
Weighted average shares outstanding, basic and diluted	31,713,687	13,818,890	26,038,863	13,818,890

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SMART FOR LIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

For the Three and Six Months Ended June 30, 2022

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2022	8,000	$1	13,937,500	$1,394	$8,922,467	$(15,014,600)	$(6,090,738)
Stock issued for cash with initial public offering	—	—	1,440,000	144	10,623,348	—	10,623,348
Series A warrants issued in connection with initial public offering	—	—	—	—	1,902,689	—	1,902,689
Series B warrants in connection with initial public offering	—	—	—	—	158,558	—	158,558
Warrants issued in connection with debt	—	—	—	—	65,624	—	65,624
Stock issued upon exercise of Series B Warrants	—	—	1,437,730	144	(144)	—	—
Stock issued upon conversion of convertible notes	—	—	1,239,494	124	5,622,761	—	5,622,885
Stock issued in connection with acquisition	—	—	42,500	4	(4)	—	—
Stock issued for conversion of accounts payable	—	—	14,723	1	147,222	—	147,223
Stock issued for services	—	—	877,000	88	822,538	—	822,626
Stock issued upon conversion of preferred stock	(7,000)	(1)	10,499,469	1,050	(1,049)	—	—
Common stock issued under future equity agreements	—	—	2,168,992	217	10,844,743	—	10,844,960
Preferred stock dividend payable	—	—	—	—	(85,417)	—	(85,417)
Net loss	—	—	—	—	—	(16,574,477)	(16,574,477)
Balance, March 31, 2022	1,000	—	31,657,408	3,166	39,023,336	(31,589,077)	7,437,425
Common stock issued upon conversion of promissory note	—	—	73,267	7	73,260	—	73,267
Common stock issued upon option exercise	—	—	195,495	20	(20)	—	—
Preferred stock dividend payable	—	—	—	—	(159,916)	—	(159,916)
Change in derivative liability	—	—	—	—	39,959	—	39,959
Net loss	—	—	—	—	—	(3,385,195)	(3,385,195)
Balance, June 30, 2022	1,000	$—	31,926,170	$3,193	$38,970,079	$(34,974,272)	$3,999,000

For the Three and Six Months Ended June 30, 2021

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2021	—	$—	13,805,000	$1,381	$121,870	$(7,249,077)	$(7,125,826)
Net loss	—	—	—	—	—	(780,641)	(780,641)
Balance, March 31, 2021	—	—	13,805,000	1,381	121,870	(8,029,718)	(7,906,467)
Stock issued for services	—	—	65,000	6	—	—	6
Net loss	—	—	—	—	—	(960,722)	(960,722)
Balance, June 30, 2021	—	$—	13,870,000	$1,387	$121,870	$(8,990,440)	$(8,867,183)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SMART FOR LIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(19,959,672)	$(1,741,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	853,105	101,997
Gain on extinguishment of debt	(134,956)	—
Stock-based compensation	822,626	6
Debt issuance cost, net	753,929	—
Discounts on debt obtained	667,012	—
Interest expense associated to warrants issued with debt obtained	65,624	—
Interest expense associated with future equity agreements	10,844,961	—
Right of use asset and lease liability	11,628	18,543
Change in value of derivative liability	235,640	—
Change in operating assets and liabilities:
Accounts receivable, net	(501,432)	(105,919)
Inventory	(1,547,694)	38,285
Prepaid expenses and other current assets	62,183	52,955
Deposits and other assets	—	(10)
Accounts payable	1,030,027	209,312
Accrued expenses	(178,297)	(159,569)
Accrued expenses, related parties	439,171	—
Deferred revenue	539,360	(44,614)
Net cash used in operating activities	(5,996,785)	(1,630,377)

Cash flows from investing activities:
Deposit on acquisition	(1,000,000)	—
Additions to property and equipment	(67,717)	(46,841)
Net cash used in investing activities	(1,067,717)	(46,841)

Cash flows from financing activities:
Repayments from related parties	358,004	151,750
Advances to related parties	(1,868,083)	—
Proceeds from initial public offering	12,738,288	—
Proceeds from convertible notes and notes payable	3,230,546	910,764
Repayments on convertible notes and notes payable	(7,438,462)	—
Paycheck protection program loan proceeds	—	261,164
Payment of fees from issuance of common stock	(53,549)	—
Net cash provided by financing activities	6,966,744	1,323,678

Net increase (decrease) in cash	(97,758)	(353,540)
Cash, beginning of period	205,093	484,949
Cash, end of period	$107,335	$131,409

Supplemental disclosure of cash flow information:
Interest paid	$1,144,875	$135,196

Non-cash investing and financing activities:
Stock issued for conversion of accounts payable	$147,223	$—
Stock issued for conversion of convertible notes and interest	$5,696,612	$—
Equipment obtained with financing	$146,765	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SMART FOR LIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

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

On May 19, 2022, SFL acquired Lavi Enterprises, LLC (“Lavi”) for $100. On the same date, SFL transferred all of the equity interests of Lavi to DSO. As a result, Lavi is now a wholly owned subsidiary of DSO. Lavi is an operating company associated with DSO and has relationships with various customers and distributors of DSO’s products.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements reflect the consolidated operations of SFL and its wholly owned subsidiaries BSNM, DSO, DSO Canada, Nexus, GSP and Lavi (collectively the “Company”) and are prepared in the United States Dollars in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current year presentation.

SMART FOR LIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

Basis of Presentation

The Company’s fiscal year end is December 31. The Company uses the accrual method of accounting. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. The December 31, 2021 balance sheet has been derived from audited consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s financial statements for the fiscal year ended December 31, 2021.

Liquidity, Capital Resources and Going Concern

At June 30, 2022, the Company had current liabilities in excess of current assets in the amount of approximately $3.1 million. During the six months ended June 30, 2022, the Company completed a series of debt and equity financings and an initial public offering (the “IPO”) resulting in net proceeds of approximately $12.8 million, but sustained a net loss of approximately $20.0 million and had consumed cash in operating activities of approximately $6.0 million during the period.

To date, the Company has satisfied its capital needs with the net proceeds from its issuance of notes payable and bank debt. Company management expects to continue to incur net losses and have significant cash outflows for at least the next 12 months.

Based on its analysis, the Company concluded that, following the acquisition of Ceautamed Worldwide, LLC described in Note 14 and with additional debt or equity issuances of approximately $2.5 million, it will have the ability to continue as a going concern for at least the next 12 months.

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

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three (3) months or less to be cash equivalents. At June 30, 2022 and December 31, 2021, there were no cash equivalents.

SMART FOR LIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts represents the Company’s estimate for uncollectible receivables based on a review of specific accounts and the Company’s historical collection experience. The Company writes off specific accounts based on an ongoing review of collectability, as well as management’s past experience with the customers. Accounts receivable are presented net of an allowance for doubtful accounts of $17,596 and $17,170 at June 30, 2022 and December 31, 2021, respectively.

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

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major betterments and additions are charged to the asset accounts, while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are charged to expense as incurred. The Company provides for depreciation and amortization over the estimated useful lives of various assets using the straight-line method ranging from 3-7 years.

Goodwill and Intangible Assets

Goodwill is not amortized but is subject to annual impairment tests. In addition to the annual impairment review, impairment reviews are performed whenever circumstances indicate a possible impairment may exist. Impairment testing for goodwill is done at the reporting unit level. The Company compares the fair value of the reporting unit assets to the carrying amount, on at least an annual basis, to determine if there is potential impairment. If the fair value of the reporting unit assets is less than their carrying value, an impairment loss will be recognized. No goodwill impairments were recognized during the three and six months ended June 30, 2022 and 2021.

Intangible assets consist of customer relationships, non-compete agreements, license agreements, goodwill, and intellectual property acquired in the acquisitions of BSNM, DSO, Nexus, and GSP. The Company amortizes intangible assets with finite lives on a straight-line basis over their estimated useful lives which ranges from 3 to 15 years.

Long-Lived Assets

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. The Company had no impairment of long-lived assets at June 30, 2022 and December 31, 2021.

SMART FOR LIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

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

SMART FOR LIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

Products (BSNM, DSO and GSP)

The Company generates product revenues by manufacturing and packaging of nutraceutical products as a contract manufacturer for customers. The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations at June 30, 2022 or December 31, 2021.

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

Nexus’ general payment terms are short-term in duration. Nexus does not have significant financing components or payment terms. Nexus did not have any material unsatisfied performance obligations at June 30, 2022 or December 31, 2021.

Freight

For the six months ended June 30, 2022 and 2021, freight costs amounted to $528,949 and $68,724, respectively, and have been recorded in cost of revenues, products in the accompanying condensed consolidated statement of operations.

Advertising

Advertising costs are expensed as incurred. Advertising costs for the six months ended June 30, 2022 and 2021 were $1,254,356 and $5,589, respectively, and have been recorded in cost of revenues, advertising, in the accompanying condensed consolidated statement of operations.

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

SMART FOR LIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

Income Taxes

The Company accounts for income tax under the provisions of ASC 740, Income Taxes. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. At June 30, 2022 and December 31, 2021, the Company has no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company’s tax years subject to examination by tax authorities generally remain open for three (3) years from the date of filing.

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

Recent Accounting Standard Issued Not Yet Adopted

On August 5, 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in GAAP. This ASU is effective for fiscal years beginning after December 31, 2023. The Company believes that the adoption of this ASU will not have a material impact to the condensed consolidated financial statements.

Accounting Pronouncement Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application of and simplify GAAP for areas of ASC 740 by clarifying and amending existing guidance. This standard is effective for the Company on January 1, 2022, with early adoption permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective, or prospective basis. The Company has determined that the adoption of this standard does not have an impact on the condensed consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$4,285,491	$4,595,133	$8,740,377	$9,171,506
Operating loss	$(2,608,416)	$(462,702)	$(5,880,283)	$(1,091,634)
Loss per share, basic and diluted	$(0.11)	$(0.03)	$(0.77)	$(0.08)
Weighted average shares outstanding, basic and diluted	31,713,687	13,818,890	26,038,863	13,818,890

SMART FOR LIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

Note 4 — Inventory

Inventory consisted of the following:

	June 30, 2022	December 31, 2021
Raw materials	$267,887	$452,583
Finished goods	4,672,351	2,939,961
	$4,940,238	$3,392,544

Note 5 — Property and Equipment

Property and equipment consisted of the following:

	Estimated Useful Lives (in Years)	June 30, 2022	December 31, 2021
Furniture and fixtures	7	$9,139	$9,139
Equipment – Manufacturing	5	1,294,514	1,102,239
Building & Equipment	5	3,840	193
Leasehold improvements	2.5	90,099	71,539
		1,397,592	1,183,110
Less: accumulated depreciation and amortization		(802,244)	(660,066)
Property and equipment, net		$595,348	$523,044

Depreciation expense for the six months ended June 30, 2022 and 2021 totaled $142,178 and $74,752, respectively, reflected in depreciation and amortization expense in the accompanying condensed consolidated statement of operations.

Note 6 — Intangible Assets

Intangible assets consisted of the following:

	Estimated Useful Lives (in Years)	June 30, 2022	December 31, 2021
Customer contracts	10	$9,859,499	$9,859,499
Developed technology	15	1,570,000	1,570,000
Non-compete agreements	3	810,000	810,000
Patents	5	230,000	230,000
Tradename	15	2,010,000	2,010,000
Licenses agreements	5	584,220	584,220
Total intangible assets		15,063,719	15,063,719
Less: amortization		(1,353,746)	(642,819)
Intangibles, net		$13,709,973	$14,420,900

SMART FOR LIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

Amortization for the six months ended June 30, 2022 and 2021 was $710,927 and $27,245, respectively, reflected in depreciation and amortization expense in the accompanying condensed consolidated statement of operations.

The future amortization is as follows:

Years Ending December 31:
2022 (remainder of year)	$710,925
2023	1,421,850
2024	1,421,850
2025	1,421,850
2026	1,367,779
Thereafter	7,365,719
Total	$13,709,973

Note 7 — Lease Commitments

The Company enters into lessee arrangements consisting of operating leases for its operations. The Company had four operating leases as of June 30, 2022 and December 31, 2021.

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

The lease assets and liabilities were calculated utilizing a discount rate of 12%, according to the Company’s elected policy.

Operating Right of Use Assets and Liabilities

The right of uses asset and liabilities is included in the accompanying condensed consolidated balance sheets as follows:

	June 30, 2022	December 31, 2021
Asset
Operating lease right of use assets	$2,095,600	$1,923,082

Liabilities
Operating lease liabilities, current portion	$308,325	$384,530
Operating liabilities, net of current portion	1,830,739	1,570,388
Total lease liabilities	$2,139,064	$1,954,918

Minimum lease payments under the operating lease are recognized on a straight-line basis over the term of the lease.

For the Year Ended December 31:
2022 (remainder of year)	$314,079
2023	465,164
2024	478,141
2025	491,508
2026	505,277
Thereafter	746,597
Total payments	3,000,766
Less: amount representing interest	(861,702)
Lease obligation, net	2,139,064
Less: current portion	(308,325)
Lease obligation – long-term	$1,830,739

Rent expense for the six months ended June 30, 2022 and 2021 was $326,658 and $172,507, respectively, reflected in general and administrative in the accompanying condensed consolidated statement of operations.

SMART FOR LIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

Note 8 — Fair Value Measurement

The following are the hierarchical levels of inputs to measure fair value:

·	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

·	Level 2 – Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

·	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

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

As of June 30, 2022, and December 31, 2021, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of June 30, 2022 in the amount of $202,681 is related to conversion feature on the outstanding convertible notes not converted by the noteholders as of June 30, 2022.

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

The Company used the Black-Scholes Model to measure the fair value of the derivative liabilities as $202,681 and will subsequently remeasure the fair value at the end of each period, and record the change of fair value in the consolidated statement of operation during the corresponding period.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the period ended June 30, 2022:

Derivative Liability, December 31,2021	$—
Day 1 Loss	41,933
Discount from derivatives	273,727
Resolution of derivative liability	(32,959)
Mark to market adjustment	(80,020)
Derivative Liability, June 30, 2022	$202,681

SMART FOR LIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

Note 9 — Debt

12% Unsecured Subordinated Convertible Debentures

On November 5, 2021, the Company entered into a securities purchase agreement with certain investors, pursuant to which it sold 12% unsecured subordinated convertible debentures in the aggregate principal amount of $2,250,000 to such investors for gross proceeds of $2,214,000, the proceeds of which were used to fund the acquisition of Nexus. Interest at a rate of 12% per annum accrued on the principal balance of the debentures from the date of issuance until February 14, 2022, the date that the registration statement related to the IPO was declared effective by the Securities and Exchange Commission (the “IPO Date”). The debentures are due and payable on the earliest of the maturity date, November 30, 2022, or upon their earlier conversion or redemption. As of June 30, 2022, the outstanding principal balance of the debentures was $2,250,000 and debt issuance cost was $67,250.

At any time after August 14, 2022, the sixth month anniversary of the IPO Date, the holders may convert the principal amount of the debentures into shares of common stock at a conversion price that is equal to the lower of $2.50 and the lowest volume weighted average price during the 10 trading days immediately following the IPO; provided further, that the conversion price shall not be less than $1.00. The conversion price is subject to standard equitable adjustments for stock splits, stock combinations, recapitalizations, and similar transactions. The debentures contain beneficial ownership limitations which limit the holders’ beneficial ownership to 9.99% of the Company’s outstanding common stock. The Company may redeem some or all of the outstanding principal amount of the debentures for cash in an amount equal to 115% of the outstanding principal amount of the debentures, plus accrued but unpaid interest and any other amounts due under the debentures. The securities purchase agreement and the debentures contain customary representations, warranties, affirmative and negative covenants, and events of default for loans of this type. The debentures are guaranteed by each of the Company’s subsidiaries.

Original Issue Discount Subordinated Debentures

On June 9, 2022, the Company entered into a debenture purchase agreement with certain investors, pursuant to which it sold original issue discount subordinated debentures in the aggregate principal amount of $1,755,883 to such investors. The debentures contain an original issue discount of 15%, or an aggregate original issue discount of $255,883. As a result, the total purchase price was $1,500,000. The debentures bear interest at a rate of 17.5% per annum. The outstanding principal amount and all accrued interest is due and payable on the earlier of (i) the completion of the Company’s next equity financing in which it receives gross proceeds in excess of $20 million, (ii) June 9, 2024 or (iii) within 30 days after election of repayment from the holder so long as the election is after the 6-month anniversary of the debenture. The Company may voluntarily prepay the debentures in whole or in part without premium or penalty. The debenture purchase agreement and the debentures contain customary representations and warranties and events of default for a loan of this type. The debentures are unsecured and are subordinated in right of payment to the prior payment in full of all senior indebtedness and are pari passu in right of payment to any other unsecured indebtedness incurred by the Company in favor of any third party. As of June 30, 2022, the outstanding principal balance of the debentures was $1,764,707 and debt issuance cost was $264,707.

SMART FOR LIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

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

On November 8, 2021, the Company issued a 5% secured subordinated promissory note in the principal amount of $1,900,000 to Justin Francisco and Steven Rubert in connection with the acquisition of Nexus. This note accrues interest at 5% per annum and the outstanding principal and interest will be amortized on a straight-line basis and are payable quarterly in accordance with the amortization schedule attached to the note, with all amounts due and payable on November 8, 2024. The Company may prepay all or any portion of this note any time prior to maturity without premium or penalty. The Note contains customary covenants and events of default for a loan of this type, including if a default occurs under any senior secured indebtedness to banks and other financial institutions or private equity funds, and is secured by a security interest in all of the Company’s assets; provided that such security interest is subordinate to the rights of the lenders under any such senior secured indebtedness. As of June 30, 2022, the outstanding principal balance of this note was $1,900,000.

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

On July 1, 2021, the Company issued a 6% secured subordinated promissory note in the principal amount of $3,000,000 to Sasson E. Moulavi in connection with the acquisition of DSO. This note accrues interest at 6% per annum and the outstanding principal and interest will be amortized on a straight-line basis and are payable quarterly in accordance with the amortization schedule attached to the note, with all amounts due and payable on July 1, 2024. The Company may prepay all or any portion of this note any time prior to maturity without premium or penalty. This note contains customary covenants and events of default for a loan of this type, including if a default occurs under any senior secured indebtedness to banks and other financial institutions or private equity funds, and is secured by a security interest in all of the assets of DSO; provided that such security interest is subordinate to the rights of the lenders under any such senior secured indebtedness. As of June 30, 2022, the outstanding principal balance of this note was $3,000,000.

Promissory Notes

On July 1, 2021, the Company entered into a loan agreement with Diamond Creek Capital, LLC for a term loan in the principal amount of up to $3,000,000. The loan bears interest at a rate of 15.0% per annum, provided that upon an event of default, such rate shall increase by 5%. The loan was due and payable on the earlier of July 1, 2022 or upon completion of the IPO. The Company repaid $1,325,000 of the principal balance and $27,604 of the interest from the proceeds of the IPO. In connection with such repayment, the lender agreed that the remaining loan is due and payable on January 1, 2023. The loan is secured by all of the Company’s assets and contains customary events of default. As of June 30, 2022, the outstanding principal balance of this note was $1,175,000.

On May 10, 2021, the Company issued a convertible promissory note in the principal amount of $73,727 to Bevilacqua PLLC, the Company’s outside securities counsel. This note accrues interest at 15% per annum and matures on May 10, 2022. The note is convertible at the option of the holder into shares of common stock at a conversion price that is equal to forty percent (40%) of either (i) the price per share paid by investors in the Company’s next priced equity financing or (ii) the volume weighted average price of the common stock for the five trading days from and including the date that the conversion notice is given. As of December 31, 2021, the outstanding principal balance of this note was $73,727. On April 8, 2022, the holder converted the outstanding balance of this note into 73,267 shares of common stock.

SMART FOR LIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

On December 18, 2020, the Company entered into a loan and security agreement with Peah Capital, LLC for a term loan in the principal amount of up to $1,500,000, which was amended on April 27, 2021 to increase the loan amount to $1,625,000. In connection with such amendment, on April 27, 2021, the Company issued a second amended and restated promissory note to Peah Capital, LLC in the principal amount of $1,625,000. The loan bears interest at a rate of 17.5% per annum, provided that upon an event of default, such rate shall increase to 25% per annum. The loan is due and payable on November 11, 2022. The loan is secured by all of the Company’s assets and contains customary events of default. As of June 30, 2022, the outstanding principal balance of this note was $464,906.

Since inception, the Company has issued other promissory notes to various lenders. These notes accrued interest at rates between 12-17%. These notes were unsecured and contain customary events of default. As of December 31, 2021, the outstanding principal balance of these notes was $5,993,720. These notes were repaid in full upon closing of the IPO with the exception of a note which has an outstanding balance of $200,000 at June 30, 2022. This note accrues interest at 12% and is due and payable on April 1, 2023.

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

In May 2022, the Company issued a promissory note in the principal amount of $346,000. This note bears interest at a rate of 10% and matures on April 1, 2023. At June 30, 2022, the outstanding amount was $257,100.

Revolving Lines of Credit

In 2021, DSO entered into two revolving lines of credit with a bank, which permitted borrowings up to $1,176,000, and bears interest at 8.99% and 7.99%. As of June 30, 2022, the outstanding principal balance of this lines of credit was $914,000.

Cash Advances

In December 2021, the Company entered into a cash advance agreement for $340,000 with a required repayment amount of $493,500, which requires weekly payments of approximately $20,562. At June 30, 2022, the outstanding amount was $0.

In June 2022, the Company entered into a cash advance agreement for $350,000 with a required repayment amount of $490,000, which requires weekly payments of approximately $19,738. At June 30, 2022, the outstanding amount was $252,600.

Equipment Financing Loan

In May 2022, the Company entered into an equipment financing loan for $146,765 used for the purchase of equipment within BSNM’s operations. The loan bears interest at 10.18% and matures on April 1, 2027. At June 30, 2022, the outstanding amount was $144,877.

EIDL Loan

In June 2020, pursuant to the economic injury disaster loan (“EIDL”) program under the under the provisions of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), the Company entered into a promissory note with the U.S. Small Business Administration (the “SBA”) with a principal amount of $300,000. This loan matures in 30 years and bears interest at a rate of 3.75%. The loan is secured by all of the Company’s assets. As of June 30, 2022, the outstanding principal balance of this loan was $300,000.

PPP Loans

In May 2020, the Company received $239,262 in paycheck protection program (“PPP”) loans under the CARES Act. This loan bears interest at a rate of 1% per annum and matures in April 2022. As of June 30, 2022, the outstanding principal balance of this loan was $168,013.

SMART FOR LIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

In February 2021, the Company received an additional $261,164 in PPP loans under the CARES Act. This loan bears interest at a rate of 1% per annum and matures in January 2023. As of June 30, 2022, the outstanding balance of this loan was $197,457.

The PPP provides that the PPP loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company has filed for forgiveness during 2022, and has received notice of forgiveness on some of the loans in the amount of $134,956 and is awaiting notice of forgiveness on the remainder.

Total Debt

Debt is comprised of the following components as of June 30, 2022:

12% unsecured subordinated convertible debentures	$2,250,000
Original issue discount subordinated debentures	1,764,707
Acquisition notes	4,900,000
Promissory notes	2,097,006
Revolving lines of credit	914,000
Equipment financing loan	144,877
EIDL loan	300,000
PPP loans	365,470
12,736,060
Debt discount	(104,816)
Total	$12,631,244

The future contractual maturities of the debt are as follows:

For the Year Ended December 31:
2022 (remainder of year)	$3,752,448
2023	3,199,829
2024	5,120,419
2025	88,282
2026	91,598
Thereafter	378,668
Total	$12,631,244

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

Cash

The Company places its cash with high credit quality financial institutions. At June 30, 2022 and December 31, 2021, the Company had cash balances of $0 and $734,335, respectively, in excess of the Federal Deposit Insurance Corporation coverage of $250,000 per institution. The Company has not experienced any losses in such accounts.

SMART FOR LIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

Major Customers

For the three months ended June 30, 2022, the Company had two significant customers representing an aggregate of 41% of revenues and one that makes up 71% of the accounts receivable balance. For the three months ended June 30, 2021, the Company had one significant customer representing 62% of revenues and one that makes up 92% of the accounts receivable balance. For the six months ended June 30, 2022, the Company had two significant customers representing an aggregate of 41% of revenues and one customer that makes up 71% of the accounts receivable balance. For the six months ended June 30, 2021, the Company had one significant customer representing 59% of revenues and one customer that makes up 92% of the accounts receivable balance. The Company’s officers are closely monitoring the relationships with all significant customers.

Major Vendors

For the three months ended June 30, 2022, the Company had one major supplier representing 13% of purchases. For the six months ended June 30, 2022, the Company had one major supplier representing 12% of purchases. The Company’s officers are closely monitoring the relationships with all significant suppliers.

Note 11 — Stockholders’ Equity

Preferred Stock

On June 29, 2021, the Company filed a certificate of designation with the Delaware Secretary of State to establish its series A convertible preferred stock. The Company designated a total of 8,000 shares of its preferred stock as series A convertible preferred stock. The series A convertible preferred stock has the following voting powers, designations, preferences and relative rights, qualifications, limitations, or restrictions:

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

SMART FOR LIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

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

During the first quarter of 2022, the holders converted an aggregate of 7,000 shares of series A convertible preferred stock into 10,499,469 shares of common stock.

Common Stock

On April 21, 2021, the Company issued 45,000 shares of common stock for compensation valued at $4 per share.

On April 21, 2021, the Company issued 20,000 shares of common stock for services rendered valued at $2 per share.

On February 16, 2022, the Company entered into an underwriting agreement with Dawson James Securities, Inc., as representative of the several underwriters named on Schedule I thereto, relating to its IPO of units, each unit consisting of one share of common stock, a series A warrant to purchase one share of common stock and a series B warrant to purchase one share of common stock. Pursuant to the underwriting agreement, the Company agreed to sell 1,440,000 units to the underwriters, at a purchase price per unit of $9.10 (the offering price to the public of $10.00 per unit minus the underwriters’ discount), and also agreed to grant to the underwriters a 45-day option to purchase up to 216,000 additional shares of common stock, up to 216,000 additional series A warrants, and/or up to 216,000 additional series B warrants, in any combination thereof, at a purchase price to the public of $9.98 per share and $0.01 per warrant, less underwriting discounts and commissions, solely to cover over-allotments, if any.

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

On February 18, 2022, the Company issued 42,500 additional shares of common stock to the stockholders of GSP and 14,723 additional shares of common stock to certain vendors of GSP in accordance with the terms of the contribution and exchange agreement described above. The number of shares issued in the prior year was based on an expected IPO value of $10.00 per share. Based on the actual IPO share allocation of the unit, it was determined that the Company would issue the additional 42,500 shares.

On February 18, 2022, the Company issued an aggregate of 2,168,492 shares of common stock to various lenders pursuant to future equity agreements which required the Company to issue shares of common stock upon closing of the IPO.

SMART FOR LIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

On March 10, 2022, the Company granted restricted stock awards for an aggregate of 877,000 shares of common stock to certain directors, officers, and consultants. A total of 677,000 of these shares vested in full on the date of grant. The remaining 200,000 shares, which were granted to independent directors, vest monthly over a one-year period which were recorded as a prepaid of $140,700 at June 30, 2022. A total of 547,000 of these shares were granted under the 2020 Stock Incentive Plan described below. The remaining 330,000 were granted under the 2022 Equity Incentive Plan described below. The shares, valued at $822,626, were based on the closing trading price per share of $0.938 on the date of the grant.

On April 8, 2022, the Company issued 73,267 shares of common stock to Bevilacqua PLLC upon conversion of its convertible promissory note in the principal amount of $73,727 (see Note 9).

On June 9, 2022, the Company issued 195,495 shares of common stock to a director upon a cashless exercise of a stock option.

During the six months ended June 30, 2022, a total of 1,437,730 of the series B warrants were exercised on a cashless basis and the Company issued 1,437,730 shares of common stock upon such exercise.

During the six months ended June 30, 2022, the Company issued an aggregate of 10,499,469 shares of common stock upon the conversion of 7,000 shares of series A convertible preferred stock.

Stock Options and Warrants

In September 2020, the Company adopted its 2020 Incentive Plan (the “2020 Plan”) under which the Company is authorized to issue awards for up to 2,000,000 shares of common stock to directors, officers, employees, and consultants who provide services to the Company. Awards that may be granted include incentive stock options, non-qualified stock options and awards of restricted stock. At June 30, 2022 and December 31, 2021, there were 7,505 and 550,000 shares of common stock available for issuance under the 2020 Plan, respectively. On April 13, 2021, the Company granted an option for the purchase of 200,000 shares of common stock at an exercise price of $0.01 to Ronald Altbach, a director. On June 9, 2022, Mr. Altbach exercised this option on a cashless basis and the Company issued 195,495 shares of common stock to Mr. Altbach. The Company did not issue any other stock options under the 2020 Plan during the six months ended June 30, 2022 and 2021.

In January 2022, the Company adopted its 2022 Equity Inventive Plan (the “2022 Plan”) under which the Company is authorized to issue awards for up to 2,000,000 shares of common stock to directors, officers, employees, and consultants who provide services to the Company. Awards that may be granted include incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards and performance compensation awards. At June 30, 2022, there were 1,670,000 shares of common stock available for issuance under the 2022 Plan. The Company did not issue any stock options under the 2022 Plan during the six months ended June 30, 2022.

The Company recognized $0 of compensation expense related to the vesting of options during the six months ended June 30, 2022 and 2021.

The series A warrants sold in the IPO are exercisable until the fifth anniversary of the issuance date at an exercise price equal to $7.00 per share and may be exercised on a cashless basis if the issuance of common stock upon exercise of the warrants is not covered by an effective registration statement. The exercise price and number of shares of common stock issuable upon exercise of the series A warrants may be adjusted in certain circumstances, including in the event of a stock dividend, extraordinary dividend on or recapitalization, reorganization, merger, or consolidation.

The series B warrants sold in the IPO are exercisable until the fifth anniversary of the issuance date at an exercise price equal to $10.00 per share and may be exercised on a cashless basis, whereby the holder will receive one share of common stock for each series B warrant exercised. As of June 30, 2022, 1,437,730 of the series B warrants were exercised on a cashless basis and we issued 1,437,730 shares of common stock upon such exercise.

SMART FOR LIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

The following is a summary of options and warrants granted, exercised, forfeited and outstanding during the six months ended June 30, 2022:

	Stock Options		Warrants
	Number of Options	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2022	1,450,000	$0.01	14,802,006	$5.18
Granted	—	—	3,382,780	3.95
Exercised	195,495	0.01	1,437,730	—
Forfeited	4,505	0.01	275,988	—
Outstanding at June 30, 2022	1,250,000	$0.01	16,471,068	$4.52
Exercisable at June 30, 2022	1,250,000		4,351,664

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

Note 12 — Commitments and Contingencies

COVID-19 Pandemic

On March 11, 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of these consolidated financial statements. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s consolidated financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its consolidated financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of consolidated financial condition, liquidity, or operations for 2022.

Legal Matters

From time to time, the Company may become subject to threatened and/or asserted claims arising in the ordinary course of business. Management is not aware of any matters, either individually or in the aggregate, that are reasonably likely to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Note 13 — Related Party Transactions

The Company is party to a management services agreement with Trilogy Capital Group, LLC, a company controlled by the Company’s Executive Chairman. As of June 30, 2022 and December 31, 2021, the amounts due from the related party are $1,184,113 and $0, respectively. Additionally, as of June 30, 2022 and December 31, 2021, the amounts due to the related party are $0 and $325,966, respectively, which are presented net of amounts due from Trilogy Capital Group, LLC.

SMART FOR LIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

Note 14 — Subsequent Events

In accordance with ASC 855-10, the Company has reviewed its operations subsequent to June 30, 2022 to the date these condensed consolidated financial statements were issued, and has determined that, except as set forth below, it does not have any material subsequent events to disclose in these financial statements.

Closing of Ceautamed Acquisition

On March 14, 2022, the Company entered into a securities purchase agreement with Ceautamed Worldwide, LLC (“Ceautamed”) and RMB Industries, Inc., RTB Childrens Trust and D&D Hayes, LLC, pursuant to which the Company agreed to acquire all of the issued and outstanding membership interests of Ceautamed, a vitamin and supplement company.

On July 29, 2022, the parties entered into a first amendment to securities purchase agreement to amend certain terms of the securities purchase agreement. On the same date, closing of the acquisition was completed.

Pursuant to the terms of the securities purchase agreement, as amended, the Company acquired Ceautamed for an aggregate purchase price of $8,600,000, subject to adjustments as described below. The purchase price consists of (i) $3,000,000 in cash, of which $1,000,000 was previously paid by the Company and $2,000,000 was paid at closing, (ii) secured subordinated convertible promissory notes in the aggregate principal amount of $2,150,000; (iii) secured subordinated promissory notes in the aggregate principal amount of $2,150,000 and (iv) secured subordinated promissory notes in the aggregate principal amount of $1,300,000.

The purchase price is subject to a post-closing working capital adjustment provision. Within ninety (90) days after the closing, the Company is required to deliver to the sellers an unaudited balance sheet of Ceautamed and its subsidiaries as of the closing date and its calculation of the closing working capital (as defined in the securities purchase agreement). If such closing working capital exceeds a minimum working capital equal to the average monthly working capital of Ceautamed for the twelve-month period ended December 31, 2021 by more than $150,000, then the Company must promptly (and, in any event, within five (5) business days) pay to the sellers an amount that is equal to such excess. If such minimum working capital exceeds the closing working capital, then the sellers must promptly (and, in any event, within five (5) business days) pay to the Company an amount that is equal to the deficiency. Such adjustments shall be paid as follows: (i) fifty percent (50%) shall be paid in cash, (ii) twenty-five percent (25%) shall be paid through an increase or reduction in the principal amount of the secured subordinated convertible promissory notes and (iii) twenty-five percent (25%) shall be paid through an increase or reduction in the principal amount of the secured subordinated promissory notes in the aggregate principal amount of $2,150,000.

The secured subordinated convertible promissory notes shall bear interest at the rate of five percent (5%) per annum with all principal and accrued interest being due and payable in one lump sum on July 29, 2025; provided that upon an event of default (as defined in the notes), such interest rate shall increase to ten percent (10%). The notes are convertible at the option of the holder into the Company’s common stock at a conversion price of $6.25; provided that the holder may not elect to convert a portion of the outstanding principal in an amount less than the lesser of $200,000 or the remaining outstanding principal. The notes contain customary “piggyback” registration rights with respect to the common stock issuable upon conversion of the notes.

The secured subordinated promissory notes in the aggregate principal amount of $2,150,000 shall bear interest at the rate of five percent (5%) per annum and mature on July 29, 2025; provided that upon an event of default (as defined in the notes), such interest rate shall increase to ten percent (10%). The outstanding principal and all accrued interest shall be amortized on a five-year straight-line basis and payable quarterly in accordance with the amortization schedule set forth on Exhibit A to the notes. The Company may redeem all or any portion of the notes at any time without premium or penalty.

The secured subordinated promissory notes in the aggregate principal amount of $1,300,000 shall bear interest at the rate of five percent (5%) per annum with all principal and accrued interest being due and payable in one lump sum ninety (90) days from the date of the notes; provided that upon an event of default (as defined in the notes), such interest rate shall increase to ten percent (10%). The Company may redeem all or any portion of the notes at any time without premium or penalty.

SMART FOR LIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

All of the foregoing notes contain customary covenants and events of default for loans of this type, including upon any default under the senior indebtedness (as defined below). In the event of a change of control (as defined in the notes) with respect to the Company or any guarantor (as identified below), all obligations of the Company under the notes shall become immediately due and payable. The notes are guaranteed by Ceautamed and its subsidiaries Wellness Watchers Global, LLC and Greens First Female, LLC and are secured by a security interest in all of the assets of such guarantors. The notes are subordinated in right of payment to the prior payment in full of all senior indebtedness. For purposes of the notes, “senior indebtedness” means all senior secured indebtedness of the Company, whether outstanding or thereafter created, to banks, insurance companies, other financial institutions, private equity funds, hedge funds or other similar funds, and the original issue discount subordinated note described below; provided that any seller notes or other seller financing in connection with any acquisitions by the Company shall not constitute senior indebtedness.

Note Purchase Agreement

On July 29, 2022, the Company entered into a note purchase agreement with an accredited investor, pursuant to which the Company issued to such investor an original issue discount subordinated note in the principal amount of $2,272,727. The note contains an original issue discount of 12%, or $272,727, resulting in a purchase price of $2,000,000.

The note shall bear interest at the rate of sixteen percent (16%) per annum and matures on July 29, 2027. The outstanding principal and all accrued interest shall be amortized on a 60-month straight-line basis and payable in accordance with the amortization schedule set forth on Exhibit A to the note. The Company may prepay the principal and all accrued and unpaid interest on the note without penalty, in whole or in part; provided however, in no event before January 15, 2023, unless with the explicit prior written approval of the holder.

The note purchase agreement and the note contain customary representations and warranties and events of default for a loan of this type. The note is guaranteed by the Company’s subsidiaries BSNM, DSO, Nexus, GSP, and Ceautamed and is secured by a security interest in all of the assets of the Company and such guarantors. For purposes of the note, “senior indebtedness” means all indebtedness of the Company, whether outstanding on the date of execution of the note or thereafter created, to Diamond Creek Capital, LLC, pursuant to that certain loan agreement dated, as of July 1, 2021, with Diamond Creek Capital, LLC.

Debenture Purchase Agreement

On July 29, 2022, the Company entered into a debenture purchase agreement with eight investors, pursuant to which the Company issued to such investors original issue discount subordinated debentures in the aggregate principal amount of $735,294. The debentures contain an original issue discount of 15%, or an aggregate original issue discount of $110,294, resulting in a total purchase price of $625,000.

The debentures bear interest at a rate of 17.5% per annum. The outstanding principal amount and all accrued interest is due and payable on the earlier of (i) the completion of the Company’s next equity financing, (ii) July 29, 2024 or (iii) within 30 days after election of repayment from the holder so long as the election is after the 6-month anniversary of the debenture. For purposes hereof, “next equity financing” means a bona fide transaction or series of transactions with the principal purpose of raising capital in which the Company receives gross proceeds in excess of $20 million. The Company may also voluntarily prepay the debentures in whole or in part without premium or penalty.

The debenture purchase agreement and the debentures contain customary representations and warranties and events of default for a loan of this type. The debentures are unsecured and are subordinated in right of payment to the prior payment in full of all senior indebtedness and are pari passu in right of payment to any other unsecured indebtedness incurred by the Company in favor of any third party. For purposes of the debentures, “senior indebtedness” means all indebtedness of the Company to banks, insurance companies and other financial institutions or funds, unless in the instrument creating or evidencing such indebtedness it is provided that such indebtedness is not senior in right of payment to the debentures or otherwise indicates that it is pari passu with other unsecured indebtedness of the Company.

Option Grants

On August 12, 2022, the Company issued stock options to employees under the 2022 Plan for an aggregate of 1,360,000 shares of common stock. The stock options have an exercise price of $0.63 per share, will vest quarterly over a three-year period and expire ten (10) years after the date of issuance; provided that an option granted to Alfonso J. Cervantes, Jr., the Company’s Executive Chairman, for the purchase of 300,000 shares of common stock has an exercise price of $0.693 per share and expires five (5) years after the date of issuance.

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

Special Note Regarding Forward Looking Statements

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

Overview

We are engaged in the development, marketing, manufacturing, acquisition, operation, and sale of a broad spectrum of nutritional and related products with an emphasis on health and wellness. Structured as a global holding company, we are executing a buy-and-build strategy with serial accretive acquisitions creating a vertically integrated company with an objective of aggregating companies generating a minimum of $300 million in revenues within the next thirty-six months. To drive growth and earnings, we are developing proprietary products as well as acquiring other profitable companies, encompassing brands, manufacturing, and distribution channels.

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

On March 8, 2018, we acquired 51% of Millenium Natural Manufacturing Corp. and Millenium Natural Health Products Inc. and on October 9, 2019, we acquired the remaining 49% of these companies. On September 30, 2020, we changed the name of Millenium Natural Manufacturing Corp. to Bonne Sante Natural Manufacturing, Inc. (“BSNM”), and on November 24, 2020, we merged Millenium Natural Health Products Inc. into BSNM to better reflect our vertical integration. BSNM is a nutraceutical contract manufacturer. It specializes in a wide variety of products, from the private labeling of vitamins, dietary supplements, nutraceuticals, sport nutrition and broad-spectrum nutritional supplements, and sells them throughout the United States and around the world, including South America, Central America, and Europe.

On July 1, 2021, we acquired Doctors Scientific Organica, LLC, Oyster Management Services, Ltd., Lawee Enterprises, L.L.C. and U.S. Medical Care Holdings, L.L.C. On August 27, 2021, we transferred all of the equity interests of Oyster Management Services, Ltd., Lawee Enterprises, L.L.C. and U.S. Medical Care Holdings, L.L.C. to Doctors Scientific Organica, LLC. As a result, these entities are now wholly owned subsidiaries of Doctors Scientific Organica, LLC. In this report, we collectively refer to Doctors Scientific Organica, LLC and its consolidated subsidiaries as “DSO”. DSO manufactures, sells, and owns the Smart for Life brand of natural health and wellness meal replacement products. The brand includes proprietary hunger suppressing functional foods that are designed to work with the body’s natural ability to lose weight. It also develops premium supplements and commodities that will promote optimal health and wellness. DSO has over 15 years of experience providing high-quality products to premium retail locations and companies. Its branded vitamins and supplements are also being sold through Amazon, and this sales channel is becoming a major contributor to the growth of the brand online.

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

On May 19, 2022, SFL acquired Lavi Enterprises, LLC (“Lavi”) for $100. On the same date, SFL transferred all of the equity interests of Lavi to DSO. As a result, Lavi is now a wholly owned subsidiary of DSO. Lavi is an operating company associated with DSO and has relationships with various customers and distributors of DSO’s products.

Recent Developments

Closing of Ceautamed Acquisition

On March 14, 2022, the Company entered into a securities purchase agreement with Ceautamed Worldwide, LLC (“Ceautamed”) and RMB Industries, Inc., RTB Childrens Trust and D&D Hayes, LLC, pursuant to which the Company agreed to acquire all of the issued and outstanding membership interests of Ceautamed, a vitamin and supplement company.

On July 29, 2022, the parties entered into a first amendment to securities purchase agreement to amend certain terms of the securities purchase agreement. On the same date, closing of the acquisition was completed.

Pursuant to the terms of the securities purchase agreement, as amended, the Company acquired Ceautamed for an aggregate purchase price of $8,600,000, subject to adjustments as described below. The purchase price consists of (i) $3,000,000 in cash, of which $1,000,000 was previously paid by the Company and $2,000,000 was paid at closing, (ii) secured subordinated convertible promissory notes in the aggregate principal amount of $2,150,000; (iii) secured subordinated promissory notes in the aggregate principal amount of $2,150,000 and (iv) secured subordinated promissory notes in the aggregate principal amount of $1,300,000.

The purchase price is subject to a post-closing working capital adjustment provision. Within ninety (90) days after the closing, the Company is required to deliver to the sellers an unaudited balance sheet of Ceautamed and its subsidiaries as of the closing date and its calculation of the closing working capital (as defined in the securities purchase agreement). If such closing working capital exceeds a minimum working capital equal to the average monthly working capital of Ceautamed for the twelve-month period ended December 31, 2021 by more than $150,000, then the Company must promptly (and, in any event, within five (5) business days) pay to the sellers an amount that is equal to such excess. If such minimum working capital exceeds the closing working capital, then the sellers must promptly (and, in any event, within five (5) business days) pay to the Company an amount that is equal to the deficiency. Such adjustments shall be paid as follows: (i) fifty percent (50%) shall be paid in cash, (ii) twenty-five percent (25%) shall be paid through an increase or reduction in the principal amount of the secured subordinated convertible promissory notes and (iii) twenty-five percent (25%) shall be paid through an increase or reduction in the principal amount of the secured subordinated promissory notes in the aggregate principal amount of $2,150,000.

The secured subordinated convertible promissory notes shall bear interest at the rate of five percent (5%) per annum with all principal and accrued interest being due and payable in one lump sum on July 29, 2025; provided that upon an event of default (as defined in the notes), such interest rate shall increase to ten percent (10%). The notes are convertible at the option of the holder into the Company’s common stock at a conversion price of $6.25; provided that the holder may not elect to convert a portion of the outstanding principal in an amount less than the lesser of $200,000 or the remaining outstanding principal. The notes contain customary “piggyback” registration rights with respect to the common stock issuable upon conversion of the notes.

The secured subordinated promissory notes in the aggregate principal amount of $2,150,000 shall bear interest at the rate of five percent (5%) per annum and mature on July 29, 2025; provided that upon an event of default (as defined in the notes), such interest rate shall increase to ten percent (10%). The outstanding principal and all accrued interest shall be amortized on a five-year straight-line basis and payable quarterly in accordance with the amortization schedule set forth on Exhibit A to the notes. The Company may redeem all or any portion of the notes at any time without premium or penalty.

The secured subordinated promissory notes in the aggregate principal amount of $1,300,000 shall bear interest at the rate of five percent (5%) per annum with all principal and accrued interest being due and payable in one lump sum ninety (90) days from the date of the notes; provided that upon an event of default (as defined in the notes), such interest rate shall increase to ten percent (10%). The Company may redeem all or any portion of the notes at any time without premium or penalty.

All of the foregoing notes contain customary covenants and events of default for loans of this type, including upon any default under the senior indebtedness (as defined below). In the event of a change of control (as defined in the notes) with respect to the Company or any guarantor (as identified below), all obligations of the Company under the notes shall become immediately due and payable. The notes are guaranteed by Ceautamed and its subsidiaries Wellness Watchers Global, LLC and Greens First Female, LLC and are secured by a security interest in all of the assets of such guarantors. The notes are subordinated in right of payment to the prior payment in full of all senior indebtedness. For purposes of the notes, “senior indebtedness” means all senior secured indebtedness of the Company, whether outstanding or thereafter created, to banks, insurance companies, other financial institutions, private equity funds, hedge funds or other similar funds, and the original issue discount subordinated note described below; provided that any seller notes or other seller financing in connection with any acquisitions by the Company shall not constitute senior indebtedness.

Note Purchase Agreement

On July 29, 2022, the Company entered into a note purchase agreement with an accredited investor, pursuant to which the Company issued to such investor an original issue discount subordinated note in the principal amount of $2,272,727. The note contains an original issue discount of 12%, or $272,727, resulting in a purchase price of $2,000,000.

The note shall bear interest at the rate of sixteen percent (16%) per annum and matures on July 29, 2027. The outstanding principal and all accrued interest shall be amortized on a 60-month straight-line basis and payable in accordance with the amortization schedule set forth on Exhibit A to the note. The Company may prepay the principal and all accrued and unpaid interest on the note without penalty, in whole or in part; provided however, in no event before January 15, 2023, unless with the explicit prior written approval of the holder.

The note purchase agreement and the note contain customary representations and warranties and events of default for a loan of this type. The note is guaranteed by the Company’s subsidiaries BSNM, DSO, Nexus, GSP, and Ceautamed and is secured by a security interest in all of the assets of the Company and such guarantors. For purposes of the note, “senior indebtedness” means all indebtedness of the Company, whether outstanding on the date of execution of the note or thereafter created, to Diamond Creek Capital, LLC, pursuant to that certain loan agreement dated, as of July 1, 2021, with Diamond Creek Capital, LLC.

Debenture Purchase Agreement

On July 29, 2022, the Company entered into a debenture purchase agreement with eight investors, pursuant to which the Company issued to such investors original issue discount subordinated debentures in the aggregate principal amount of $735,294. The debentures contain an original issue discount of 15%, or an aggregate original issue discount of $110,294, resulting in a total purchase price of $625,000.

The debentures bear interest at a rate of 17.5% per annum. The outstanding principal amount and all accrued interest is due and payable on the earlier of (i) the completion of the Company’s next equity financing, (ii) July 29, 2024 or (iii) within 30 days after election of repayment from the holder so long as the election is after the 6-month anniversary of the debenture. For purposes hereof, “next equity financing” means a bona fide transaction or series of transactions with the principal purpose of raising capital in which the Company receives gross proceeds in excess of $20 million. The Company may also voluntarily prepay the debentures in whole or in part without premium or penalty.

The debenture purchase agreement and the debentures contain customary representations and warranties and events of default for a loan of this type. The debentures are unsecured and are subordinated in right of payment to the prior payment in full of all senior indebtedness and are pari passu in right of payment to any other unsecured indebtedness incurred by the Company in favor of any third party. For purposes of the debentures, “senior indebtedness” means all indebtedness of the Company to banks, insurance companies and other financial institutions or funds, unless in the instrument creating or evidencing such indebtedness it is provided that such indebtedness is not senior in right of payment to the debentures or otherwise indicates that it is pari passu with other unsecured indebtedness of the Company.

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

In addition, we are dependent upon certain contract manufacturers and suppliers and their ability to fulfill our orders reliably and efficiently is critical to our business success. The COVID-19 pandemic has impacted and may continue to impact certain of our manufacturers and suppliers. As a result, we have faced and may continue to face delays or difficulty sourcing certain products and raw materials, which could negatively affect our business and financial results. Even if we are able to find alternate sources for such raw materials, they may cost more, which could adversely impact our profitability and financial condition.

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

Results of Operations

Comparison of Three Months Ended June 30, 2022 and 2021

The following table sets forth key components of our results of operations during the three months ended June 30, 2022 and 2021, both in dollars and as a percentage of our revenues.

	June 30, 2022		June 30, 2021
	Amount	% of Revenues	Amount	% of Revenues
Revenues
Products	$3,459,926	80.74%	$855,133	100.00%
Advertising	825,565	19.26%	—	—
Total revenues	4,285,491	100.00%	855,133	100.00%
Cost of revenues
Products	1,890,278	44.11%	846,187	98.95%
Advertising	614,042	14.33%	—	—
Total cost of revenues	2,504,320	58.44%	846,187	98.95%
Gross profit	1,781,171	41.56%	8,946	1.05%
Operating expenses
General and administrative	3,959,495	92.39%	894,002	104.55%
Depreciation and amortization expense	430,092	10.04%	20,746	2.43%
Total operating expenses	4,389,587	102.43%	914,748	106.97%
Operating loss	(2,608,416)	(60.87)%	(905,802)	(105.93)%
Other income (expense)
Other income	111,689	2.61%	9,239	1.08%
Gain on debt extinguishment	134,956	3.15%	—	—
Day 1 loss and changes in fair value of derivative liability	(38,997)	(0.91)%	—	—
Interest expense	(984,427)	(22.97)%	(64,159)	(7.50)%
Total other (expense)	(776,779)	(18.13)%	(54,920)	(6.42)%
Net loss	$(3,385,195)	(78.99)%	$(960,722)	(112.35)%

Revenues. Our total revenues were $4,285,491 for the three months ended June 30, 2022, as compared to $855,133 for the three months ended June 30, 2021, an increase of $3,430,358, or 401.15%. Such increase was primarily due to the acquisitions of DSO, Nexus and GSP that were completed in the third and fourth quarters of 2021.

Our nutraceutical business generates revenue from the sales of nutritional and related products. Revenues from our nutraceutical business (products) were $3,459,926 for the three months ended June 30, 2022, which included $2,780,038 from DSO and GSP, as compared to $855,133 for the three months ended June 30, 2021. Excluding these acquisitions, revenues from our nutraceutical business decreased by $175,245, or 20.49%. This decrease was primarily due to decreased sales of our contract manufacturing services associated with certain supply constraints of products. The decrease was the result of a decrease in the volume of products sold and not due to pricing changes.

Our digital marketing business generates revenues when sales of listed products are sold by product vendors through our network as a result of the marketing efforts of digital marketers. Revenues from our digital marketing business (advertising) were $825,565 for the three months ended June 30, 2022, all of which were from Nexus, which was acquired in November of 2021.

Cost of revenues. Our total cost of revenues was $2,504,320 for the three months ended June 30, 2022, as compared to $846,187 for the three months ended June 30, 2021, an increase of $1,658,133, or 195.95%. Such increase was primarily due to the acquisitions of DSO, Nexus and GSP.

Cost of revenues for our nutraceutical business consist of ingredients, packaging materials, freight, and labor associated with the production of various products. Cost of revenues for our nutraceutical business (products) were $1,890,278 for the three months ended June 30, 2022, which included $1,229,848 from DSO and GSP, as compared to $846,187 for the three months ended June 30, 2021. Excluding these acquisitions, cost of revenues for our nutraceutical business decreased by $255,757, or 30.22%. As a percentage of product revenues, cost of revenues for product sales decreased from 98.95% in the 2021 period to 54.63% in the 2022 period (or 86.84% excluding the acquisitions) due to reduced costs of materials based on purchasing power.

Cost of revenues for our digital marketing business consist of commissions and bonuses paid to digital marketers. Cost of revenues from our digital marketing business (advertising) were $614,042 for the three months ended June 30, 2022, all of which were from Nexus, which was acquired in November of 2021. As a percentage of advertising revenues, cost of revenues for advertising sales was 74.38% for the three months ended June 30, 2022.

Gross profit. As a result of the foregoing, our gross profit was $1,781,171 for the three months ended June 30, 2022, as compared to $8,946 for the three months ended June 30, 2021, an increase of $1,772,225, or 19,810.25%. Such increase was primarily due to the acquisitions of DSO, Nexus and GSP that were completed in the third and fourth quarters of 2021. Excluding these acquisitions, our gross profit increased by $80,512, or 899.98%. As a percentage of revenues, our gross profit increased from 1.05% in the 2021 period to 41.56% in the 2022 period (or 11.84% excluding the acquisitions).

General and administrative expenses. Our general and administrative expenses consist primarily of personnel expenses, including employee salaries and bonuses plus related payroll taxes, advertising expenses, professional advisor fees, bad debts, rent expense, insurance and other expenses incurred in connection with general operations. Our general and administrative expenses were $3,959,495 for the three months ended June 30, 2022, which included $2,080,077 from DSO, Nexus and GSP, as compared to $894,002 for the three months ended June 30, 2021, an increase of $3,065,493, or 342.90%. Excluding the acquisitions, our general and administrative expenses increased by $1,879,418, or 210.23%. Such increase was primarily due to the increased head count for the Company from 43 individuals as of June 30, 2021 to 119 individuals as of June 30, 2022, increased advertising expenses related to the acquired entities, increased rates for insurance as a public company, and costs associated with investor relations expenses. As a percentage of revenues, general and administrative expenses decreased from 104.55% in the 2021 period to 92.39% in the 2022 period (or 276.43% excluding the acquisitions).

Depreciation and amortization. Depreciation and amortization was $430,092, or 10.04% of revenues, for the three months ended June 30, 2022, which included $369,304 from DSO, Nexus and GSP, as compared to $20,746, or 2.43% of revenues, for the three months ended June 30, 2021. The increase in amortization is associated with intangible assets resulting from the acquisitions.

Total other income (expense). We had $776,779 in total other expense, net, for the three months ended June 30, 2022, as compared to total other expense, net, of $54,920 for the three months ended June 30, 2021. Total other expense, net, for the three months ended June 30, 2022 consisted of interest expense of $984,427 related to interest expense in connection with common stock issued with future equity agreements and amortization of debt issuance cost, and day 1 loss and changes in fair value of derivative liability of $38,997, offset by other income of $111,689 and a gain on the extinguishment of paycheck protection program loans of $134,956. The other expense, net, for the three months ended June 30, 2021 consisted of interest expense of $64,159, offset by other income of $9,239.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $3,385,195 for the three months ended June 30, 2022, which included $758,545 from DSO, Nexus and GSP, as compared to $960,722 for the three months ended June 30, 2021, an increase of $2,424,473, or 252.36%. Excluding the acquisitions, our loss increased by $1,665,928, or 219.62%.

Comparison of Six Months Ended June 30, 2022 and 2021

The following table sets forth key components of our results of operations during the six months ended June 30, 2022 and 2021, both in dollars and as a percentage of our revenues.

	June 30, 2022		June 30, 2021
	Amount	% of Revenues	Amount	% of Revenues
Revenues
Products	$7,035,384	80.49%	$1,426,641	100.00%
Advertising	1,704,993	19.51%	—	—
Total revenues	8,740,377	100.00%	1,426,641	100.00%
Cost of revenues
Products	4,187,287	47.91%	1,396,337	97.88%
Advertising	1,254,356	14.35%	—	—
Total cost of revenues	5,441,643	62.26%	1,396,337	97.88%
Gross profit	3,298,734	37.74%	30,304	2.12%
Operating expenses
General and administrative	8,325,915	95.26%	1,559,356	109.30%
Depreciation and amortization expense	853,102	9.76%	74,754	5.24%
Total operating expenses	9,179,017	105.02%	1,634,110	114.54%
Operating loss	(5,880,283)	(67.28)%	(1,603,806)	(112.42)%
Other income (expense)
Other (expense) income	(433,441)	(4.96)%	1,442	0.10%
Gain on extinguishment of debt	134,956	1.54%	—	—
Day 1 loss and changes in fair value of derivative liability	(38,997)	(0.45)%	—	—
Interest expense	(13,741,907)	(157.22)%	(138,999)	(9.74)%
Total other (expense)	(14,079,389)	(161.08)%	(137,557)	(9.64)%
Net loss	$(19,959,672)	(228.36)%	$(1,741,363)	(122.06)%

Revenues. Our total revenues were $8,740,377 for the six months ended June 30, 2022, as compared to $1,426,641 for the six months ended June 30, 2021, an increase of $7,313,736, or 512.65%. Such increase was primarily due to the acquisitions of DSO, Nexus and GSP that were completed in the third and fourth quarters of 2021.

Revenues from our nutraceutical business (products) were $7,035,384 for the six months ended June 30, 2022, which included $5,762,863 from DSO and GSP, as compared to $1,426,641 for the six months ended June 30, 2021. Excluding these acquisitions, revenues from our nutraceutical business decreased by $154,120, or 10.80%. This decrease was primarily due to decreased sales of our contract manufacturing services associated with certain supply constraints of products. The decrease was the result of a decrease in the volume of products sold and not due to pricing changes.

Revenues from our digital marketing business (advertising) were $1,704,993 for the six months ended June 30, 2022, all of which were from Nexus, which was acquired in November of 2021.

Cost of revenues. Our total cost of revenues was $5,441,643 for the six months ended June 30, 2022, as compared to $1,396,337 for the six months ended June 30, 2021, an increase of $4,045,306, or 289.71%. Such increase was primarily due to the acquisitions of DSO, Nexus and GSP.

Cost of revenues for our nutraceutical business (products) were $4,187,287 for the six months ended June 30, 2022, which included $2,972,883 from DSO and GSP, as compared to $1,396,337 for the six months ended June 30, 2021. Excluding these acquisitions, cost of revenues for our nutraceutical business decreased by $181,933, or 13.03%. As a percentage of product revenues, cost of revenues for product sales decreased from 97.88% in the 2021 period to 59.52% in the 2022 period (or 95.43% excluding the acquisitions) due to reduced costs of materials based on purchasing power.

Cost of revenues from our digital marketing business (advertising) were $1,254,356 for the six months ended June 30, 2022, all of which were from Nexus, which was acquired in November of 2021. As a percentage of advertising revenues, cost of revenues for advertising sales was 73.57% for the six months ended June 30, 2022.

Gross profit. As a result of the foregoing, our gross profit was $3,298,734 for the six months ended June 30, 2022, as compared to $30,304 for the six months ended June 30, 2021, an increase of $3,268,430, or 10,785.47%. Such increase was primarily due to the acquisitions of DSO, Nexus and GSP that were completed in the third and fourth quarters of 2021. Excluding these acquisitions, our gross profit increased by $27,813, or 91.78%. As a percentage of revenues, our gross profit increased from 2.12% in the 2021 period to 37.74% in the 2022 period (or 4.57% excluding the acquisitions).

General and administrative expenses.  Our general and administrative expenses were $8,325,915 for the six months ended June 30, 2022, which included $3,836,781 from DSO, Nexus and GSP, as compared to $1,559,356 for the six months ended June 30, 2021, an increase of $6,766,559, or 433.93%. Excluding the acquisitions, our general and administrative expenses increased by $2,929,778, or 187.88%. Such increase was primarily due to the increased head count for the Company from 43 individuals as of June 30, 2021 to 119 individuals as of June 30, 2022, increased advertising expenses related to the acquired entities, increased rates for insurance as a public company, expenses associated with investor relations, the engagement of additional professionals associated with our audits, acquisitions, and costs pertaining to our initial public offering (the “IPO”). As a percentage of revenues, general and administrative expenses decreased from 109.30% in the 2021 period to 95.26% in the 2022 period (or increased to 352.77% excluding the acquisitions).

Depreciation and amortization. Depreciation and amortization was $853,102, or 9.76% of revenues, for the six months ended June 30, 2022, which included $737,276 from DSO, Nexus and GSP, as compared to $74,754, or 5.24% of revenues, for the six months ended June 30, 2021. The increase in amortization is associated with intangible assets resulting from the acquisitions.

Total other income (expense). We had $14,079,389 in total other expense, net, for the six months ended June 30, 2022, as compared to total other expense, net, of $137,557 for the six months ended June 30, 2021. Total other expense, net, for the six months ended June 30, 2022 consisted of interest expense of $13,741,907 related to interest expense in connection with common stock issued with future equity agreements and amortization of debt issuance cost, other expense of $433,441 and day 1 loss and changes in fair value of derivative liability of $38,997, offset by a gain on the extinguishment of paycheck protection program loans of $134,956, while other expense, net, for the six months ended June 30, 2021 consisted of interest expense of $138,999, offset by other income of $1,442.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $19,959,672 for the six months ended June 30, 2022, which included $1,820,408 from DSO, Nexus and GSP, as compared to $1,741,363 for the six months ended June 30, 2021, an increase of $18,218,309, or 1,046.21%. Excluding the acquisitions, our loss increased by $16,397,901, or 941.67%.

Liquidity and Capital Resources

As of June 30, 2022, we had cash of $107,335. To date, we have financed our operations primarily through revenue generated from operations, bank borrowings and sales of our securities. Since our inception in 2017, we have experienced losses and as a result have continued to use cash in our operations. We have been dependent upon financing activities as we implement our acquisition strategy.

Although we believe that our current levels of cash, along with the recent acquisition of Ceautamed and with additional debt or equity issuances of approximately $2.5 million, will be sufficient to meet our anticipated cash needs for our operations for at least the next 12 months, we do believe additional funds are required to execute our business plan and our strategy of acquiring additional companies. As noted elsewhere in this report, over the next 24 months, we plan to acquire multiple companies aggregating a minimum of $100 million in annualized revenues with the number of prospective acquisitions in the pipeline representing over $50 million in additional revenue. The funds required to execute this business plan will depend on the size, capital structure and purchase price consideration that the seller of a target business deems acceptable in a given transaction. The amount of funds needed to execute our business plan also depends on what portion of the purchase price of a target business the seller of that business is willing to take in the form of seller notes or our equity or equity in one of our subsidiaries. As noted elsewhere in this report, we intend on paying no more than 60% cash on any acquisition that we execute with a target of 50%. Given these factors, we believe that the amount of outside additional capital necessary to execute our business plan for the next 24 months ranges from $20 million to $60 million. With respect to the prospective acquisitions in the pipeline representing over $50 million in additional revenue, the amount of capital needed ranges from $10 million to $30 million.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(5,996,785)	$(1,478,627)
Net cash used in investing activities	(1,067,717)	(46,841)
Net cash provided by financing activities	6,996,774	1,323,678
Net change in cash	(97,758)	(353,540)
Cash and cash equivalents at beginning of period	205,093	484,949
Cash and cash equivalents at end of period	$107,335	$131,409

Our net cash used in operating activities was $5,996,785 for the six months ended June 30, 2022, as compared to $1,478,627 for the six months ended June 30, 2021. For the six months ended June 30, 2022, our net loss of $19,959,672 and a decrease in inventory of $1,547,694, offset by non-cash interest expense of $10,910,585, an increase in accounts payable of $1,030,027, debt issuance costs, net, of $753,929, stock based compensation expense of $822,626, and depreciation and amortization expense of $853,105, were the primary drivers for cash used in operations. For the six months ended June 30, 2021, our net loss of $1,741,363, a decrease of accrued expenses of $159,569, and a decrease of accounts receivable, net, of $105,919, offset by an increase in accounts payable of $209,312 and depreciation and amortization of $101,997, were the primary drivers for cash used in operations.

Our net cash used in investing activities was $1,067,717 for the six months ended June 30, 2022, as compared to $46,841 for the six months ended June 30, 2021. Net cash used in investing activities for the six months ended June 30, 2022 consisted of a deposit for the acquisition of Ceautamed of $1,000,000 and equipment purchases of $67,717, while net cash used in investing activities for the six months ended June 30, 2021 consisted of equipment purchases.

Our net cash provided by financing activities was $6,996,774 for the six months ended June 30, 2022, as compared to $1,323,678 for the six months ended June 30, 2021. Net cash provided by financing activities for the six months ended June 30, 2022 consisted of net proceeds from the IPO of $12,738,288, proceeds from convertible notes and notes payable of $3,230,546 and proceeds from related parties of $355,044, offset by repayments of convertible notes and notes payable of $7,438,462, advances to related parties of $868,083 and payment of fees from issuance of common stock of $53,549, while net cash provided by financing activities for the six months ended June 30, 2021 consisted of proceeds from convertible notes and notes payable of $910,764, paycheck protection program loans proceeds of $261,164 and proceeds from related parties of $151,750.

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

The series A warrants are exercisable until the fifth anniversary of the issuance date at an exercise price equal to $7.00 per share and may be exercised on a cashless basis if the issuance of common stock upon exercise of the warrants is not covered by an effective registration statement. The exercise price and number of shares of common stock issuable upon exercise of the series A warrants may be adjusted in certain circumstances, including in the event of a stock dividend, extraordinary dividend on or recapitalization, reorganization, merger, or consolidation.

The series B warrants are exercisable until the fifth anniversary of the issuance date at an exercise price equal to $10.00 per share and may be exercised on a cashless basis, whereby the holder will receive one share of common stock for each series B warrant exercised. As of June 30, 2022, 1,437,730 of the series B warrants were exercised on a cashless basis and we issued 1,437,730 shares of common stock upon such exercise.

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

During the first quarter of 2022, the holders converted an aggregate of 7,000 shares of series A convertible preferred stock into 10,499,469 shares of common stock.

Outstanding Debt

12% Unsecured Subordinated Convertible Debentures

On November 5, 2021, we entered into a securities purchase agreement with certain investors, pursuant to which we sold 12% unsecured subordinated convertible debentures in the aggregate principal amount of $2,250,000 to such investors for gross proceeds of $2,214,000, the proceeds of which were used to fund the acquisition of Nexus. In January 2022, the Company received an additional $36,000, bringing the gross proceeds to a total $2,250,000. Interest at a rate of 12% per annum accrued on the principal balance of the debentures from the date of issuance until February 14, 2022, the date that the registration statement related to the IPO was declared effective by the Securities and Exchange Commission (the “IPO Date”). The debentures are due and payable on the earliest of the maturity date, November 30, 2022, or upon their earlier conversion or redemption. As of June 30, 2021, the outstanding principal balance of the debentures was $2,250,000 and debt issuance cost was $67,250.

At any time after August 14, 2022, the sixth month anniversary of the IPO Date, the holders may convert the principal amount of the debentures into shares of common stock at a conversion price that is equal to the lower of $2.50 and the lowest volume weighted average price during the 10 trading days immediately following the IPO; provided further, that the conversion price shall not be less than $1.00. The conversion price is subject to standard equitable adjustments for stock splits, stock combinations, recapitalizations, and similar transactions. The debentures contain beneficial ownership limitations which limit the holders’ beneficial ownership to 9.99% of our outstanding common stock. We may redeem some or all of the outstanding principal amount of the debentures for cash in an amount equal to 115% of the outstanding principal amount of the debentures, plus accrued but unpaid interest and any other amounts due under the debentures. The securities purchase agreement and the debentures contain customary representations, warranties, affirmative and negative covenants, and events of default for loans of this type. The debentures are guaranteed by each of our subsidiaries.

Original Issue Discount Subordinated Debentures

On June 9, 2022, we entered into a debenture purchase agreement with certain investors, pursuant to which we sold original issue discount subordinated debentures in the aggregate principal amount of $1,755,883 to such investors. The debentures contain an original issue discount of 15%, or an aggregate original issue discount of $255,883. As a result, the total purchase price was $1,500,000. The debentures bear interest at a rate of 17.5% per annum. The outstanding principal amount and all accrued interest is due and payable on the earlier of (i) the completion of our next equity financing in which we receive gross proceeds in excess of $20 million, (ii) June 9, 2024 or (iii) within 30 days after election of repayment from the holder so long as the election is after the 6-month anniversary of the debenture. We may voluntarily prepay the debentures in whole or in part without premium or penalty. The debenture purchase agreement and the debentures contain customary representations and warranties and events of default for a loan of this type. The debentures are unsecured and are subordinated in right of payment to the prior payment in full of all senior indebtedness and are pari passu in right of payment to any other unsecured indebtedness incurred by us in favor of any third party. As of June 30, 2022, the outstanding principal balance of the debentures was $1,764,707 and debt issuance cost was $264,7073.

Acquisition Notes

On November 8, 2021, we issued a 5% secured subordinated promissory note in the principal amount of $1,900,000 to Justin Francisco and Steven Rubert in connection with the acquisition of Nexus. This note accrues interest at 5% per annum and the outstanding principal and interest will be amortized on a straight-line basis and are payable quarterly in accordance with the amortization schedule attached to the note, with all amounts due and payable on November 8, 2024. We may prepay all or any portion of this note any time prior to maturity without premium or penalty. The note contains customary covenants and events of default for a loan of this type, including if a default occurs under any senior secured indebtedness to banks and other financial institutions or private equity funds, and is secured by a security interest in all of our assets; provided that such security interest is subordinate to the rights of the lenders under any such senior secured indebtedness. As of June 30, 2022, the outstanding principal balance of this note was $1,900,000.

On July 1, 2021, we issued a 6% secured subordinated promissory note in the principal amount of $3,000,000 to Sasson E. Moulavi in connection with the acquisition of DSO. This note accrues interest at 6% per annum and the outstanding principal and interest will be amortized on a straight-line basis and are payable quarterly in accordance with the amortization schedule attached to the note, with all amounts due and payable on July 1, 2024. We may prepay all or any portion of this note any time prior to maturity without premium or penalty. This note contains customary covenants and events of default for a loan of this type, including if a default occurs under any senior secured indebtedness to banks and other financial institutions or private equity funds, and is secured by a security interest in all of the assets of DSO; provided that such security interest is subordinate to the rights of the lenders under any such senior secured indebtedness. As of June 30, 2022, the outstanding principal balance of this note was $3,000,000.

Promissory Notes

On July 1, 2021, we entered into a loan agreement with Diamond Creek Capital, LLC for a term loan in the principal amount of up to $3,000,000. The loan bears interest at a rate of 15.0% per annum, provided that upon an event of default, such rate shall increase by 5%. The loan was due and payable on the earlier of July 1, 2022 or upon completion of the IPO. We repaid $1,325,000 of the principal balance and $27,604 of the interest from the proceeds of the IPO. In connection with such repayment, the lender agreed that the remaining loan is due and payable on January 1, 2023. The loan is secured by all of our assets and contains customary events of default. As of June 30, 2022, the outstanding principal balance of this note was $1,175,000.

On December 18, 2020, we entered into a loan and security agreement with Peah Capital, LLC for a term loan in the principal amount of up to $1,500,000, which was amended on April 27, 2021 to increase the loan amount to $1,625,000. In connection with such amendment, on April 27, 2021, we issued a second amended and restated promissory note to Peah Capital, LLC in the principal amount of $1,625,000. The loan bears interest at a rate of 17.5% per annum, provided that upon an event of default, such rate shall increase to 25% per annum. The loan is due and payable on November 11, 2022. The loan is secured by all of our assets and contains customary events of default. As of June 30, 2022, the outstanding principal balance of this note was $464,906.

Since inception, the Company has issued other promissory notes to various lenders, most of which were repaid in full upon closing of the IPO, with the exception of a note which has an outstanding balance of $200,000 at June 30, 2022. This note accrues interest at rate of 12% and is due and payable on April 1, 2023. The note is unsecured and contains customary events of default.

In May 2022, we issued a promissory note in the principal amount of $346,000. This note bears interest at a rate of 10% and matures on April 1, 2023. At June 30, 2022, the outstanding amount was $257,100.

Revolving Lines of Credit

In 2021, DSO entered into two revolving lines of credit with a bank, which permitted borrowings up to $1,176,000, and bear interest at 8.99% and 7.99%. As of June 30, 2022, the outstanding principal balance of these lines of credit was $914,000.

Cash Advances

In June 2022, we entered into a cash advance agreement for $350,000 with a required repayment amount of $490,000, which requires weekly payments of approximately $19,738. At June 30, 2022, the outstanding amount was $252,600.

Equipment Financing Loan

In May 2022, we entered into an equipment financing loan for $146,765 used for the purchase of equipment within BSNM’s operations. The loan bears interest at 10.18% and matures on April 1, 2027. At June 30, 2022, the outstanding amount was $144,877.

EIDL Loan

In June 2020, pursuant to the economic injury disaster loan (“EIDL”) program under the under the provisions of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), we entered into a promissory note with the U.S. Small Business Administration (the “SBA”) with a principal amount of $300,000. This loan matures in 30 years and bears interest at a rate of 3.75%. The loan is secured by all of our assets. As of June 30, 2022, the outstanding principal balance of this loan was $300,000.

PPP Loans

In May 2020, we received $239,262 in paycheck protection program (“PPP”) loans under the CARES Act. This loan bears interest at a rate of 1% per annum and matures in April 2022. As of June 30, 2022, the outstanding principal balance of this loan was $168,013.

In February 2021, we received an additional $261,164 in PPP loans under the CARES Act. This loan bears interest at a rate of 1% per annum and matures in January 2023. As of June 30, 2022, the outstanding balance of this loan was $197,457.

The PPP provides that the PPP loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company has filed for forgiveness during 2022, and has received notice of forgiveness on some of the loans in the amount of $134,956 and is awaiting notice of forgiveness on the remainder.

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

Products (BSNM, DSO and GSP)

We primarily generate product revenues by manufacturing and packaging of nutraceutical products as a contract manufacturer for customers. The majority of our revenue is recognized when we satisfy a single performance obligation by transferring control of products to a customer. Control is generally transferred when our products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. Our general payment terms are short-term in duration. We do not have significant financing components or payment terms. We did not have any material unsatisfied performance obligations at June 30, 2022 or December 31, 2021.

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

Nexus’ general payment terms are short-term in duration. Insertion orders are utilized between Nexus and the customer for each campaign related to a particular product being marketed. The insertion order remains in effect until the customer or Nexus terminates the order, and either party may terminate the order at any time upon 14 days’ written notice. The customer is billed weekly for the sales digital marketers have generated for the week. Nexus does not have significant financing components or payment terms. Nexus did not have any material unsatisfied performance obligations at June 30, 2022 or December 31, 2021.

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

Property and Equipment. Property and equipment are recorded at cost. Expenditures for major betterments and additions are charged to the asset accounts, while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are charged to expense as incurred. We provide for depreciation and amortization over the estimated useful lives of various assets using the straight-line method ranging from 3-7 years.

Goodwill and Intangible Assets. Goodwill is not amortized but is subject to annual impairment tests. In addition to the annual impairment review, impairment reviews are performed whenever circumstances indicate a possible impairment may exist. Impairment testing for goodwill is done at the reporting unit level. We compare the fair value of the reporting unit assets to the carrying amount, on at least an annual basis, to determine if there is potential impairment. If the fair value of the reporting unit assets is less than their carrying value, an impairment loss will be recognized. No goodwill impairments were recognized during three and six months ended June 30, 2022 and 2021. Intangible assets consist of customer relationships, non-compete agreements, license agreements, goodwill, and intellectual property acquired in the acquisitions of BSNM, DSO, Nexus, and GSP. We amortize intangible assets with finite lives on a straight-line basis over their estimated useful lives which ranges from 3 to 15 years.

Long-Lived Assets. We assess potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. We had no impairment of long-lived assets at June 30, 2022 and December 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in any other factors that could significantly affect these controls during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during three months ended June 30, 2022 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any shares of our common stock during the three months ended June 30, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the second quarter of fiscal 2022 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of Smart for Life, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on December 16, 2021)
3.2	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on December 16, 2021)
3.3	Bylaws of Smart for Life, Inc. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 filed on December 16, 2021)
4.1	Warrant Agent Agreement, dated February 16, 2022, between Smart for Life, Inc. and VStock Transfer, LLC and Forms of Warrants (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 23, 2022)
4.2	Amended and Restated Warrant issued by Smart for Life, Inc. to Dawson James Securities, Inc. on February 1, 2022 (incorporated by reference to Exhibit 4.25 to Amendment No. 3 to Registration Statement on Form S-1/A filed on February 2, 2022)
4.3	Warrant issued by Smart for Life, Inc. to Joseph Xiras on January 13, 2022 (incorporated by reference to Exhibit 4.21 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.4	Warrant issued by Smart for Life, Inc. to Leonite Fund I, LP on January 13, 2022 (incorporated by reference to Exhibit 4.22 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.5	Warrant issued by Smart for Life, Inc. to Laurie Rosenthal on January 7, 2022 (incorporated by reference to Exhibit 4.20 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.6	Warrant issued by Smart for Life, Inc. to Robert Rein on January 3, 2022 (incorporated by reference to Exhibit 4.19 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.7	Warrant issued by Smart for Life, Inc. to Thomas L Calkins II and Diane M Calkins JTIC on December 27, 2021 (incorporated by reference to Exhibit 4.18 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.8	Warrant issued by Smart for Life, Inc. to Ryan Hazel on December 23, 2021 (incorporated by reference to Exhibit 4.17 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.9	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Anson East Master Fund LP on August 18, 2021 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed on December 16, 2021)
4.10	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Anson Investments Master Fund LP on August 18, 2021 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1 filed on December 16, 2021)
4.11	Common Stock Purchase Warrant issued by Smart for Life, Inc. to District 2 Capital Fund LP on August 18, 2021 (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-1 filed on December 16, 2021)
4.12	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Ionic Ventures, LLC on August 18, 2021 (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 filed on December 16, 2021)
4.13	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Sabby Volatility Warrant Master Fund, Ltd. on August 18, 2021 (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 filed on December 16, 2021)
4.14	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Anson East Master Fund LP on July 1, 2021 (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-1 filed on December 16, 2021)
4.15	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Anson Investments Master Fund LP on July 1, 2021 (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-1 filed on December 16, 2021)

4.16	Common Stock Purchase Warrant issued by Smart for Life, Inc. to District 2 Capital Fund LP on July 1, 2021 (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-1 filed on December 16, 2021)
4.17	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Ionic Ventures, LLC on July 1, 2021 (incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-1 filed on December 16, 2021)
4.18	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Sabby Volatility Warrant Master Fund, Ltd. on July 1, 2021 (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-1 filed on December 16, 2021)
4.19	Warrant issued by Smart for Life, Inc. to Dawson James Securities, Inc. on July 1, 2021 (incorporated by reference to Exhibit 4.23 to Amendment No. 3 to Registration Statement on Form S-1/A filed on February 2, 2022)
4.20	Warrant issued by Smart for Life, Inc. to Dawson James Securities, Inc. on July 1, 2021 (incorporated by reference to Exhibit 4.24 to Amendment No. 3 to Registration Statement on Form S-1/A filed on February 2, 2022)
4.21	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Peah Capital, LLC on December 18, 2020 (incorporated by reference to Exhibit 4.14 to the Registration Statement on Form S-1 filed on December 16, 2021)
4.22	Amendment No 1 to Common Stock Purchase Warrant, dated June 30, 2021, between Smart for Life, Inc. and Peah Capital, LLC (incorporated by reference to Exhibit 4.15 to the Registration Statement on Form S-1 filed on December 16, 2021)
4.23	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Leonite Capital LLC on May 18, 2017 (incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.1	Separation Agreement and Release of Claims, dated May 4, 2022, between Ryan F. Zackon and Smart for Life, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 5, 2022)
10.2	Letter Agreement, dated June 8, 2022, among Smart for Life, Inc., Ceautamed Worldwide, LLC, RMB Industries, Inc., RTB Childrens Trust and D&D Hayes, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 8, 2022)
10.3	Form of Debenture Purchase Agreement, dated June 9, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 15, 2022)
10.4	Form of Debenture, dated June 9, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 15, 2022)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2022	SMART FOR LIFE, INC.

/s/ Darren C. Minton
	Name:	Darren C. Minton
	Title:	Chief Executive Officer (Principal Executive Officer)

/s/ Alan B. Bergman
	Name:	Alan B. Bergman
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)