Form 10-Q
period 2022-09-30
SMART FOR LIFE, INC.
filed 2022-11-14
CIK 1851860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

or

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

As of November 9, 2022, there were 32,027,670 shares of the registrant’s common stock issued and outstanding.

Smart for Life, Inc.

Quarterly Report on Form 10-Q

Period Ended September 30, 2022

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SMART FOR LIFE, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	2
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021 (unaudited)	3
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 and 2021 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 (unaudited)	5
Notes to Unaudited Condensed Consolidated Financial Statements	6

SMART FOR LIFE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash	$303,533	$205,093
Accounts receivable, net	754,864	388,958
Inventory	5,601,198	3,392,544
Due from related parties, net	1,365,353	—
Prepaid expenses and other current assets	299,160	352,909
Total current assets	8,324,108	4,339,504

Property and equipment, net	562,220	523,044
Intangible assets, net	21,867,571	14,420,900
Goodwill	1,342,000	1,342,000
Deposits and other assets	63,699	61,877
Operating lease right-of-use assets	1,987,544	1,923,082
Total other assets	25,823,034	18,270,903
Total assets	$34,147,142	$22,610,407

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,441,599	$1,991,788
Accrued expenses	2,269,392	2,066,087
Accrued expenses, related parties	820,816	371,319
Due to related parties, net	—	325,966
Deferred revenue	978,041	681,786
Preferred stock dividends payable	600,750	355,417
Operating lease liability, current	268,310	384,530
Derivative liability	94,255	—
Debt, current, net of debt discounts	8,351,013	10,967,855
Total current liabilities	16,824,176	17,144,748

Long-term liabilities:
Operating lease liability, noncurrent	1,768,609	1,570,388
Debt, noncurrent	13,503,078	9,986,009
Total long-term liabilities	15,271,687	11,556,397
Total liabilities	32,095,863	28,701,145

Commitments and contingencies

Stockholders’ Equity (Deficit)
Series A Convertible Preferred Stock, $.0001 par value, 8,000 shares authorized, 1,000 and 8,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	1
Common Stock, $.0001 par value, 100,000,000 shares authorized, 31,927,670 and 13,937,500 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	3,194	1,394
Additional paid in capital	38,970,079	8,922,467
Accumulated deficit	(36,921,994)	(15,014,600)
Total stockholders’ equity (deficit)	2,051,279	(6,090,738)
Total liabilities and stockholders’ equity (deficit)	$34,147,142	$22,610,407

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SMART FOR LIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Products	$4,501,657	$3,367,853	$11,537,041	$4,794,494
Advertising	855,328	—	2,560,321	—
Total revenues	5,356,985	3,367,853	14,097,362	4,794,494
Cost of revenues
Products	2,094,198	1,932,065	6,281,486	3,328,402
Advertising	630,123	—	1,884,479	—
Total cost of revenues	2,724,321	1,932,065	8,165,965	3,328,402
Gross profit	2,632,664	1,435,788	5,931,397	1,466,092
Operating expenses
General and administrative	1,760,381	910,012	5,139,263	1,693,181
Salaries	1,479,816	1,134,103	5,120,518	1,910,284
Professional services	316,440	571,014	1,622,871	571,014
Depreciation and amortization expense	522,412	581,704	1,375,514	656,458
Total operating expenses	4,079,049	3,196,833	13,258,166	4,830,937
Operating loss	(1,446,385)	(1,761,045)	(7,326,769)	(3,364,845)
Other income (expense)
Other income (expense)	(183,189)	78,869	(693,614)	80,311
Gain on debt extinguishment	—	—	134,956	—
Change in value of derivative liability	108,426	—	146,513	—
Interest expense	(426,573)	(674,056)	(14,168,479)	(813,055)
Total other (expense)	(501,336)	(595,187)	(14,580,624)	(732,744)
Loss before income taxes	(1,947,721)	(2,356,232)	(21,907,393)	(4,097,589)
Income tax expense	—	—	—	—
Net loss	$(1,947,721)	$(2,356,232)	$(21,907,393)	$(4,097,589)
Preferred stock dividends	—	—	(600,750)	—
Net loss attributable to common stockholders	(1,947,721)	(2,356,232)	(22,508,143)	(4,097,589)
Loss per share, basic and diluted	$(0.07)	$(0.17)	$(0.80)	$(0.30)
Weighted average shares outstanding, basic and diluted	28,008,542	13,818,890	28,008,542	13,835,274

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SMART FOR LIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

For the Three and Nine Months Ended September 30, 2022

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2022	8,000	$1	13,937,500	$1,394	$8,922,467	$(15,014,600)	$(6,090,738)
Stock issued for cash with initial public offering	—	—	1,440,000	144	10,623,348	—	10,623,492
Series A warrants issued in connection with initial public offering	—	—	—	—	1,902,689	—	1,902,689
Series B warrants in connection with initial public offering	—	—	—	—	158,558	—	158,558
Warrants issued in connection with debt	—	—	—	—	65,624	—	65,624
Common stock issued upon exercise of series B warrants	—	—	1,437,730	144	(144)	—	—
Stock issued upon conversion of convertible notes	—	—	1,239,494	124	5,622,761	—	5,622,885
Stock issued in connection with acquisition	—	—	42,500	4	(4)	—	—
Stock issued for conversion of accounts payable	—	—	14,723	1	147,222	—	147,223
Stock issued for services	—	—	877,000	88	822,538	—	822,626
Stock issued upon conversion of preferred stock	(7,000)	(1)	10,499,469	1,050	(1,049)	—	—
Common stock issued under future equity agreements	—	—	2,168,992	217	10,844,743	—	10,844,960
Preferred stock dividend payable	—	—	—	—	(85,417)	—	(85,417)
Net loss	—	—	—	—	—	(16,574,477)	(16,574,477)
Balance, March 31, 2022	1,000	—	31,657,408	3,166	39,023,336	(31,589,077)	7,437,425
Common stock issued upon conversion of promissory note	—	—	73,267	7	73,260	—	73,267
Common stock issued upon option exercise	—	—	195,495	20	(20)	—	—
Preferred stock dividend payable	—	—	—	—	(159,916)	—	(159,916)
Change in derivative liability	—	—	—	—	39,959	—	39,959
Net loss	—	—	—	—	—	(3,385,195)	(3,385,195)
Balance, June 30, 2022	1,000	$—	31,926,170	$3,193	$38,970,079	$(34,974,272)	$3,999,000
Common stock issued upon exercise of series B warrants	—	—	1,500	1	—	(1)	—
Net loss	—	—	—	—	—	(1,947,721)	(1,947,721)
Balance, September 30, 2022	1,000	$—	31,927,670	$3,194	$38,970,079	$(36,921,994)	$2,051,279

For the Three and Nine Months Ended September 30, 2021

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2021	—	$—	13,805,000	$1,381	$121,870	$(7,249,077)	$(7,125,826)
Net loss	—	—	—	—	—	(780,641)	(780,641)
Balance, March 31, 2021	—	—	13,805,000	1,381	121,870	(8,029,718)	(7,906,467)
Stock issued for services	—	—	65,000	6	—	—	6
Net loss	—	—	—	—	—	(960,722)	(960,722)
Balance, June 30, 2021	—	$—	13,870,000	$1,387	$121,870	$(8,990,440)	$(8,867,183)
Warrants issued in connection with debt obtained	—	—	—	—	1,565,200	—	1,565,200
Stock issued for cash	8,000	1	—	—	7,079,999	—	7,080,000
Net loss	—	—	—	—	—	(2,356,232)	(2,356,232)
Balance, September 30, 2021	8,000	$1	13,870,000	$1,387	$8,767,069	$(11,346,672)	$(2,578,215)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SMART FOR LIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(21,907,393)	$(4,097,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	6,731	—
Depreciation and amortization expense	1,375,514	656,458
Gain on extinguishment of debt	(134,956)	—
Stock-based compensation	822,626	—
Amortization of debt issuance costs	1,737,976	536,628
Discounts on debt obtained	(302,045)	—
Interest expense associated to warrants issued with debt obtained	—	12,921
Interest expense associated with future equity agreements	10,844,961	—
Right of use asset and lease liability	17,539	49,069
Change in value of derivative liability	127,214	—
Change in operating assets and liabilities:
Accounts receivable, net	(314,587)	(104,487)
Inventory	(2,208,654)	(2,972,531)
Prepaid expenses and other current assets	53,749	(36,573)
Deposits and other assets	(1,822)	(24,680)
Accounts payable	1,597,032	941,909
Accrued expenses	48,496	(139,919)
Accrued expenses, related parties	449,497	—
Deferred revenue	296,255	31,270
Net cash used in operating activities	(7,491,867)	(5,147,524)

Cash flows from investing activities:
Cash paid for acquisition of DSO	—	(6,000,000)
Cash paid for acquisition of Ceautamed	(3,000,000)	—
Additions to property and equipment	(72,271)	(1,550)
Net cash used in investing activities	(3,072,271)	(6,001,550)

Cash flows from financing activities:
Repayments from related parties	(1,711,600)	(292,311)
Advances to related parties	390,041	—
Proceeds from initial public offering	12,738,288	—
Proceeds from issuance of preferred stock	—	7,080,000
Proceeds from convertible notes and notes payable	8,151,889	5,301,130
Repayments on convertible notes and notes payable	(8,852,491)	(995,757)
Paycheck protection program loan proceeds	—	261,164
Payment of fees from issuance of common stock	(53,549)	—
Net cash provided by financing activities	10,662,578	11,354,226

Net increase in cash	98,440	205,152
Cash, beginning of period	205,093	484,949
Cash, end of period	$303,533	$690,101

Supplemental disclosure of cash flow information:
Interest paid	$3,257,894	$276,427

Non-cash investing and financing activities:
Stock issued for conversion of accounts payable	$147,223	$—
Stock issued for conversion of convertible notes and interest	$5,622,885	$—
Debt issued in connection with acquisition of Ceautamed	$5,600,000	$—
Equipment obtained with financing	$181,815	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022 AND 2021

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

On July 29, 2022, SFL acquired Ceautamed Worldwide, LLC (“Ceautamed”) and its wholly-owned subsidiaries Wellness Watchers Global, LLC (“WW”) and Greens First Female LLC (“GFF”). Ceautamed is based in Boca Raton, Florida and owns the Greens First line of branded products which have been specifically marketed to the healthcare provider sector.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements reflect the consolidated operations of SFL and its wholly owned subsidiaries BSNM, DSO, DSO Canada, Nexus, GSP, Lavi, Ceautamed, WW and GFF (collectively the “Company”) and are prepared in the United States Dollars in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Intercompany balances and transactions have been eliminated in consolidation.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

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

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022 and 2021 have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s financial statements for the fiscal year ended December 31, 2021.

Liquidity, Capital Resources and Going Concern

At September 30, 2022, the Company had current liabilities in excess of current assets in the amount of approximately $8.5 million. During the nine months ended September 30, 2022, the Company completed a series of debt and equity financings and an initial public offering (the “IPO”) resulting in net proceeds of approximately $12.8 million, but sustained a net loss of approximately $21.9 million and had consumed cash in operating activities of approximately $7.5 million during the period.

To date, the Company has satisfied its capital needs with the net proceeds from its IPO, issuance of notes payable and bank debt. Company management expects to continue to incur net losses and have significant cash outflows for at least the next 12 months.

The Company’s condensed consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. Management believes that there is substantial doubt that current available resources will be sufficient to fund the Company’s planned expenditures over the next 12 months. Accordingly, the Company will be dependent upon the raising of additional capital through placement of common shares, and/or debt financing in order to implement its business plan and generating sufficient revenue in excess of costs. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These condensed consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Based on its analysis, the Company concluded that with additional debt or equity issuances of approximately $3.1 million, it will have the ability to continue as a going concern for at least the next 12 months.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates include, among other items, assessing the collectability of receivables, useful lives and recoverability of tangible and intangible assets, assumptions used in the valuation of derivatives, and accruals for commitments and contingencies. Some of these estimates can be subjective and complex and, consequently, actual results could differ materially from those estimates.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three (3) months or less to be cash equivalents. At September 30, 2022 and December 31, 2021, there were no cash equivalents.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts represents the Company’s estimate for uncollectible receivables based on a review of specific accounts and the Company’s historical collection experience. The Company writes off specific accounts based on an ongoing review of collectability, as well as management’s past experience with the customers. Accounts receivable are presented net of an allowance for doubtful accounts of $10,865 and $17,170 at September 30, 2022 and December 31, 2021, respectively.

Inventory

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

Property and Equipment, net

Property and equipment are recorded at cost. Expenditures for major betterments and additions are charged to the asset accounts, while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are charged to expense as incurred. The Company provides for depreciation and amortization over the estimated useful lives of various assets using the straight-line method ranging from 3-5 years.

Goodwill and Intangible Assets

Goodwill is not amortized but is subject to annual impairment tests. In addition to the annual impairment review, impairment reviews are performed whenever circumstances indicate a possible impairment may exist. Impairment testing for goodwill is done at the reporting unit level. The Company compares the fair value of the reporting unit assets to the carrying amount, on at least an annual basis, to determine if there is potential impairment. If the fair value of the reporting unit assets is less than their carrying value, an impairment loss will be recognized. No goodwill impairments were recognized during the three and nine months ended September 30, 2022 and during the year ended December 31, 2021.

Intangible assets consist of customer relationships, non-compete agreements, license agreements, goodwill, and intellectual property acquired in the acquisitions of BSNM, DSO, Nexus, GSP and Ceautamed. The Company amortizes intangible assets with finite lives on a straight-line basis over their estimated useful lives which ranges from 3 to 15 years.

Long-Lived Assets

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. The Company had no impairment of long-lived assets at September 30, 2022 and December 31, 2021.

Operating Lease Right-of-Use Assets and Liabilities

The Company records a right-of-use (“ROU”) asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified either as finance or operating with the classification affecting the pattern of expense recognition.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

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

Valuation of Derivative Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-10, “Derivatives and Hedging,” requires that embedded derivative instruments be bifurcated and assessed, along with freestanding derivative instruments such as convertible promissory notes, on their issuance date to determine whether they would be considered a derivative liability and measured at their fair value for accounting purposes. The Company evaluates all of it financial instruments, including stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then revalued at each reporting date, with changes in the fair value reported as charges or credits to income.

For option based simple derivative financial instruments, the Company uses the Black-Scholes option pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

Beneficial Conversion Feature

For conventional convertible debt issued before the adoption of Accounting Standards Update (“ASU”) 2020-06, where the rate of conversion is below market value, the Company records a “beneficial conversion feature” (“BCF”) discount against the face amount of the respective debt instrument (offset to additional paid in capital).

When the Company records a BCF which is not a conventional convertible, the fair value of the BCF is recorded as a derivative liability with an offset against the face amount of the respective debt instrument which is and amortized to interest expense over the term of the debt.

Debt Issuance Cost

In accordance with ASC 835-30, “Other Presentation Matters,” the Company has reported debt issuance cost as a deduction from the carrying amount of debt and amortizes these costs using the effective interest method over the term of the debt as interest expense.

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

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Products (BSNM, DSO, GSP and Ceautamed)

The Company generates product revenues by manufacturing and packaging of nutraceutical products as a contract manufacturer for its customers. The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations at September 30, 2022 or December 31, 2021.

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

Nexus’ general payment terms are short-term in duration. Nexus does not have significant financing components or payment terms. Nexus did not have any material unsatisfied performance obligations at September 30, 2022 or December 31, 2021.

Freight

For the nine months ended September 30, 2022 and 2021, freight costs amounted to $754,909 and $181,782, respectively, and have been recorded in cost of revenues, products in the accompanying condensed consolidated statement of operations.

Advertising

Advertising costs are expensed as incurred. Advertising costs for the nine months ended September 30, 2022 were $1,618,467, and have been recorded in general and administrative expenses in the accompanying condensed consolidated statement of operations.

Paycheck Protection Program

The Company records Paycheck Protection Program (“PPP”) loan proceeds in accordance with ASC 470, “Debt.” Debt is extinguished when either the debtor pays the creditor or the debtor is legally released from being the primary obligor, either judicially or by the creditor.

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

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Income Taxes

The Company accounts for income tax under the provisions of ASC 740, “Income Taxes.” The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. At September 30, 2022 and December 31, 2021, the Company has no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company’s tax years subject to examination by tax authorities generally remain open for three (3) years from the date of filing.

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

Recent Accounting Standard Issued Not Yet Adopted

On August 5, 2020, the FASB issued ASU 2020-06, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in GAAP. This ASU is effective for fiscal years beginning after December 31, 2023. The Company believes that the adoption of this ASU will not have a material impact to the condensed consolidated financial statements.

Note 3 — Acquisitions

On March 14, 2022, the Company entered into securities purchase agreement, which was amended on July 29, 2022, to acquire Ceautamed. On July 29, 2022, the acquisition was completed.

Pursuant to the terms of the securities purchase agreement, as amended, the Company acquired Ceautamed for an aggregate purchase price of $8,600,000 (subject to adjustments). The purchase price consists of (i) $3,000,000 in cash, of which $1,000,000 was previously paid by the Company and $2,000,000 was paid at closing, (ii) secured subordinated convertible promissory notes in the aggregate principal amount of $2,150,000; (iii) secured subordinated promissory notes in the aggregate principal amount of $2,150,000 and (iv) secured subordinated promissory notes in the aggregate principal amount of $1,300,000.

The table below summarizes the value of the total consideration given in the transaction.

Amount
Cash issued	$3,000,000
Debt issued	5,600,000
Total consideration	$8,600,000

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Under the acquisition method of accounting outlined in ASC 805, the identifiable assets acquired and liabilities assumed in the acquisition are recorded at their acquisition-date fair values and are included in the Company’s condensed consolidated financial position.

The following table summarizes the preliminary purchase price allocation for the assets acquired and liabilities assumed in connection with the acquisition of Ceautamed.

Amount
Tangible assets acquired	$635,223
Liabilities assumed	(635,233)
Intangible assets	8,600,000
Net assets acquired	$8,600,000

The intangible assets acquired from Ceautamed have estimated useful lives and values of:

	Useful life in years	Amount
Non-compete agreements	3	$785,530
Customer contracts	10	7,429,271
Intellectual property	10	385,199
Total intangible assets		$8,600,000

During the year ended December 31, 2021, and as discussed in Note 1, the Company acquired DSO, Nexus and GSP.

The following unaudited supplemental proforma financial information reflects the combined results of operations had the DSO, Nexus, GSP and Ceautamed acquisitions occurred at the beginning of 2021. The proforma information reflects certain adjustments related to the acquisitions including adjusted amortization and depreciation expense based on the fair values of the assets acquired. The proforma combined results of operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$5,643,449	$3,885,858	$15,927,943	$17,003,901
Operating loss	$(1,415,979)	$(1,300,481)	$(7,096,841)	$(2,387,786)
Loss per share, basic and diluted	$(0.07)	$(0.09)	$(0.77)	$(0.17)
Weighted average shares outstanding, basic and diluted	28,008,542	13,818,890	28,008,542	13,818,890

Note 4 — Inventory

Inventory consisted of the following:

	September 30, 2022	December 31, 2021
Raw materials	$485,433	$452,583
Finished goods	5,115,765	2,939,961
	$5,601,198	$3,392,544

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Note 5 — Property and Equipment

Property and equipment consisted of the following:

	Estimated Useful Lives (in Years)	September 30, 2022	December 31, 2021
Furniture and fixtures	7	$9,139	$9,139
Equipment – Manufacturing	5	1,341,392	1,102,239
Building & Equipment	5	3,840	193
Leasehold improvements	2.5	90,099	71,539
		1,444,470	1,183,110
Less: accumulated depreciation and amortization		(882,250)	(660,066)
Property and equipment, net		$562,220	$523,044

Depreciation expense for the nine months ended September 30, 2022 and 2021 totaled $222,184 and $123,857, respectively, reflected in depreciation and amortization expense in the accompanying condensed consolidated statement of operations.

Note 6 — Intangible Assets

Intangible assets consisted of the following:

	Estimated Useful Lives (in Years)	September 30, 2022	December 31, 2021
Customer contracts	10	$17,288,770	$9,859,499
Intellectual property	10	385,199	—
Developed technology	15	1,570,000	1,570,000
Non-compete agreements	3	1,595,530	810,000
Patents	5	230,000	230,000
Tradename	15	2,010,000	2,010,000
Licenses agreements	5	584,220	584,220
Total intangible assets		23,663,719	15,063,719
Less: amortization		(1,796,148)	(642,819)
Intangibles, net		$21,867,571	$14,420,900

Amortization for the nine months ended September 30, 2022 and 2021 was $1,148,603 and $41,462, respectively, reflected in depreciation and amortization expense in the accompanying condensed consolidated statement of operations.

The future amortization is as follows:

Years Ending December 31:
2022 (remainder of year)	$616,285
2023	2,465,141
2024	2,465,141
2025	2,378,859
2026	2,149,226
Thereafter	11,793,980
Total	$21,867,571

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Note 7 — Lease Commitments

The Company enters into lessee arrangements consisting of operating leases for its operations. The Company had four operating leases as of September 30, 2022 and December 31, 2021.

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

The lease assets and liabilities were calculated utilizing a discount rate of 12%, according to the Company’s elected policy.

Operating Right of Use Assets and Liabilities

The right of uses assets and liabilities is included in the accompanying condensed consolidated balance sheets as follows:

	September 30, 2022	December 31, 2021
Asset
Operating lease right of use assets	$1,987,544	$1,923,082

Liabilities
Operating lease liabilities, current portion	$268,310	$384,530
Operating liabilities, net of current portion	1,768,609	1,570,388
Total lease liabilities	$2,036,919	$1,954,918

Minimum lease payments under the operating lease are recognized on a straight-line basis over the term of the lease.

For the Year Ended December 31:
2022 (remainder of year)	$148,777
2023	465,164
2024	478,141
2025	491,508
2026	505,277
Thereafter	746,597
Total payments	2,835,464
Less: amount representing interest	(798,545)
Lease obligation, net	2,036,919
Less: current portion	(268,310)
Lease obligation – long-term	$1,768,609

Rent expense for the nine months ended September 30, 2022 and 2021 was $471,566 and $303,195, respectively, reflected in general and administrative in the accompanying condensed consolidated statement of operations.

Note 8 — Fair Value Measurement

The following are the hierarchical levels of inputs to measure fair value:

●	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

●	Level 2 – Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

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

As of September 30, 2022, and December 31, 2021, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of September 30, 2022 in the amount of $94,255 is related to conversion feature on the outstanding convertible notes not converted by the noteholders as of September 30, 2022.

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

The Company used the Black-Scholes Model to measure the fair value of the derivative liabilities as $94,255 and will subsequently remeasure the fair value at the end of each period, and record the change of fair value in the condensed consolidated statement of operation during the corresponding period.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the period ended September 30, 2022:

Derivative Liability, December 31, 2021	$—
Day 1 Loss	41,933
Discount from derivatives	273,727
Resolution of derivative liability	(32,959)
Mark to market adjustment	(188,446)
Derivative Liability, September 30, 2022	$94,255

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Note 9 — Debt

Original Issue Discount Subordinated Debentures

In June 2022, the Company commenced an offering of original issue discount subordinated debentures. As of September 30, 2022, the Company has completed four closings of this offering and issued debentures in the aggregate principal amount of $3,579,686. The debentures contain an original issue discount of 15%, or an aggregate original issue discount of $538,240. As a result, the total purchase price was $3,050,000. The debentures bear interest at a rate of 17.5% per annum. The outstanding principal amount and all accrued interest is due and payable on the earlier of (i) the completion of the Company’s next equity financing in which it receives gross proceeds in excess of $20 million, (ii) twenty-four months after the date of issuance or (iii) within 30 days after election of repayment from the holder so long as the election is after the 6-month anniversary of the debenture. The Company may voluntarily prepay the debentures in whole or in part without premium or penalty. The debentures contain customary events of default for a loan of this type. The debentures are unsecured and are subordinated in right of payment to the prior payment in full of all senior indebtedness and are pari passu in right of payment to any other unsecured indebtedness incurred by the Company in favor of any third party. As of September 30, 2022, the outstanding principal balance of the debentures was $3,588,240 and debt issuance cost was $483,801.

Original Issue Discount Secured Subordinated Note

On July 29, 2022, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which it sold an original issue discount secured subordinated note in the principal amount of $2,272,727 to such investor. The note contains an original issue discount of 12%, or an original issue discount of $272,727. As a result, the total purchase price was $2,000,000, the proceeds of which were used to fund the acquisition of Ceautamed. The note shall bear interest at the rate of 16% per annum and matures on July 29, 2027. The outstanding principal and all accrued interest shall be amortized on a 60-month straight-line basis and payable in accordance with the amortization schedule set forth on Exhibit A to the note. The Company may prepay the principal and all accrued and unpaid interest on the note without penalty, in whole or in part; provided however, in no event before January 15, 2023, unless with the explicit prior written approval of the holder. The note contains customary events of default for a loan of this type. The note is guaranteed by BSNM, DSO, Nexus, GSP and Ceautamed and is secured by a security interest in all of the assets of the Company and such guarantors; provided that such security interest is subordinate to the rights of the lenders under any senior indebtedness (as defined in the note). As of September 30, 2022, the outstanding principal balance of the note was $2,257,889 and debt issuance cost was $266,327.

12% Unsecured Subordinated Convertible Debentures

On November 5, 2021, the Company entered into a securities purchase agreement with certain investors, pursuant to which it sold 12% unsecured subordinated convertible debentures in the aggregate principal amount of $2,250,000 to such investors for gross proceeds of $2,214,000, the proceeds of which were used to fund the acquisition of Nexus. Interest at a rate of 12% per annum accrued on the principal balance of the debentures from the date of issuance until February 14, 2022, the date that the registration statement related to the IPO was declared effective by the Securities and Exchange Commission (the “IPO Date”). The debentures are due and payable on the earliest of the maturity date, November 30, 2022, or upon their earlier conversion or redemption. As of September 30, 2022, the outstanding principal balance of the debentures was $2,250,000 and debt issuance cost was $26,174.

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

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Acquisition Notes

On July 29, 2022, the Company issued secured subordinated convertible promissory notes in the aggregate principal amount of $2,150,000 in connection with the acquisition of Ceautamed. The notes shall bear interest at the rate of 5% per annum with all principal and accrued interest being due and payable in one lump sum on July 29, 2025; provided that upon an event of default (as defined in the notes), such interest rate shall increase to 10%. The notes are convertible at the option of the holder into common stock at a conversion price of $6.25; provided that the holder may not elect to convert a portion of the outstanding principal in an amount less than the lesser of $200,000 or the remaining outstanding principal. The notes contain customary covenants and events of default for loans of this type, including upon any default under the senior indebtedness (as defined in the notes). The notes are guaranteed by Ceautamed and its subsidiaries WW and GFF and are secured by a security interest in all of the assets of such guarantors; provided that such security interest is subordinate to the rights of the lenders under any such senior indebtedness. As of September 30, 2022, the outstanding principal balance of these notes was $2,150,000.

On July 29, 2022, the Company issued secured subordinated promissory notes in the aggregate principal amount of $2,150,000 in connection with the acquisition of Ceautamed. The notes shall bear interest at the rate of 5% per annum and mature on July 29, 2025; provided that upon an event of default (as defined in the notes), such interest rate shall increase to 10%. The outstanding principal and all accrued interest shall be amortized on a five-year straight-line basis and payable quarterly in accordance with the amortization schedule set forth on Exhibit A to the notes. The Company may redeem all or any portion of the notes at any time without premium or penalty. The notes contain customary covenants and events of default for loans of this type, including upon any default under the senior indebtedness (as defined in the notes). The notes are guaranteed by Ceautamed and its subsidiaries WW and GFF and are secured by a security interest in all of the assets of such guarantors; provided that such security interest is subordinate to the rights of the lenders under any such senior indebtedness. As of September 30, 2022, the outstanding principal balance of these notes was $2,150,000.

On July 29, 2022, the Company issued secured subordinated promissory notes in the aggregate principal amount of $1,300,000 in connection with the acquisition of Ceautamed. The notes shall bear interest at the rate of 5% per annum with all principal and accrued interest being due and payable in one lump sum ninety (90) days from the date of the note; provided that upon an event of default (as defined in the notes), such interest rate shall increase to 10%. The Company may redeem all or any portion of the notes at any time without premium or penalty. The notes contain customary covenants and events of default for loans of this type, including upon any default under the senior indebtedness (as defined in the notes). The notes are guaranteed by Ceautamed and its subsidiaries WW and GFF and are secured by a security interest in all of the assets of such guarantors; provided that such security interest is subordinate to the rights of the lenders under any such senior indebtedness. As of September 30, 2022, the outstanding principal balance of these notes was $1,300,000.

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

On November 8, 2021, the Company issued a 5% secured subordinated promissory note in the principal amount of $1,900,000 to Justin Francisco and Steven Rubert in connection with the acquisition of Nexus. This note accrues interest at 5% per annum and the outstanding principal and interest will be amortized on a straight-line basis and are payable quarterly in accordance with the amortization schedule attached to the note, with all amounts due and payable on November 8, 2024. The Company may prepay all or any portion of this note any time prior to maturity without premium or penalty. The note contains customary covenants and events of default for a loan of this type, including if a default occurs under any senior secured indebtedness to banks and other financial institutions or private equity funds, and is secured by a security interest in all of the Company’s assets; provided that such security interest is subordinate to the rights of the lenders under any such senior secured indebtedness. As of September 30, 2022, the outstanding principal balance of this note was $1,900,000.

SMART FOR LIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

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

On July 1, 2021, the Company issued a 6% secured subordinated promissory note in the principal amount of $3,000,000 to Sasson E. Moulavi in connection with the acquisition of DSO. This note accrues interest at 6% per annum and the outstanding principal and interest will be amortized on a straight-line basis and are payable quarterly in accordance with the amortization schedule attached to the note, with all amounts due and payable on July 1, 2024. The Company may prepay all or any portion of this note any time prior to maturity without premium or penalty. This note contains customary covenants and events of default for a loan of this type, including if a default occurs under any senior secured indebtedness to banks and other financial institutions or private equity funds, and is secured by a security interest in all of the assets of DSO; provided that such security interest is subordinate to the rights of the lenders under any such senior secured indebtedness. As of September 30, 2022, the outstanding principal balance of this note was $3,000,000.

Promissory Notes and Cash Advances

Promissory Notes

On July 1, 2021, the Company entered into a loan agreement with Diamond Creek Capital, LLC for a term loan in the principal amount of up to $3,000,000. The loan bears interest at a rate of 15.0% per annum, provided that upon an event of default, such rate shall increase by 5%. The loan was due and payable on the earlier of July 1, 2022 or upon completion of the IPO. The Company repaid $1,325,000 of the principal balance and $27,604 of the interest from the proceeds of the IPO. In connection with such repayment, the lender agreed that the remaining loan is due and payable on January 1, 2023. The loan is secured by all of the Company’s assets and contains customary events of default. As of September 30, 2022, the outstanding principal balance of this note was $1,025,000.

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

On December 18, 2020, the Company entered into a loan and security agreement with Peah Capital, LLC for a term loan in the principal amount of up to $1,500,000, which was amended on April 27, 2021 to increase the loan amount to $1,625,000. In connection with such amendment, on April 27, 2021, the Company issued a second amended and restated promissory note to Peah Capital, LLC in the principal amount of $1,625,000. The loan bears interest at a rate of 17.5% per annum, provided that upon an event of default, such rate shall increase to 25% per annum. The loan was repaid in full on July 29, 2022.

Since inception, the Company has issued other promissory notes to various lenders. These notes accrued interest at rates between 12-17%. These notes were unsecured and contain customary events of default. As of December 31, 2021, the outstanding principal balance of these notes was $5,993,720. These notes were repaid in full upon closing of the IPO with the exception of a note which has an outstanding balance of $200,000 at September 30, 2022. This note accrues interest at 12% and is due and payable on April 1, 2023.

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

In May 2022, the Company issued a promissory note in the principal amount of $346,000. The note was increased in July 2022 to $650,000. This note bears interest at a rate of 10% and matures on April 1, 2023. At September 30, 2022, the outstanding amount was $555,958.

SMART FOR LIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

In August 2022, the Company issued a promissory note in the principal amount of $100,000. This note bears interest at a rate of 17.5% and matures on October 17, 2022. At September 30, 2022, the outstanding amount was $25,000.

Cash Advances

In June 2022, the Company entered into a cash advance agreement for $350,000 with a required repayment amount of $490,000, which requires weekly payments of approximately $19,738. At September 30, 2022, the outstanding amount was $0.

In July 2022, the Company entered into a cash advance agreement for $650,000 with a required repayment amount of $897,750, which requires weekly payments of approximately $40,806. At September 30, 2022, the outstanding amount was $803,708.

In August 2022, the Company entered into a cash advance agreement for $100,000 with a required repayment amount of $146,260, which requires weekly payments of approximately $6,200. At September 30, 2022, the outstanding amount was $96,660.

In September 2022, the Company entered into a cash advance agreement for $243,750 with a required repayment amount of $372,500, which requires weekly payments of approximately $15,000. At September 30, 2022, the outstanding amount was $372,500.

Debt issuance cost for all cash advances was $424,661 at September 30, 2022.

Revolving Lines of Credit

In 2021, DSO entered into two revolving lines of credit with a bank, which permitted borrowings up to $1,176,000, and bears interest at 8.99% and 7.99%. As of September 30, 2022, the outstanding principal balance of this lines of credit was $969,513.

In August 2022, Ceautamed entered into a revolving line of credit with a bank, which permitted borrowing up to $500,000, and bears interest at 45.09%. As of September 30, 2022, the outstanding principal balance of this line of credit was $46,532.

In September 2022, DSO entered into a revolving line of credit with a bank, which permitted borrowings up to $70,000, and bears interest at 9.49%. As of September 30, 2022, the outstanding principal balance of this lines of credit was $70,255.

Equipment Financing Loan

In May 2022, the Company entered into an equipment financing loan for $146,765 used for the purchase of equipment within BSNM’s operations. The loan bears interest at 10.18% and matures on April 1, 2027. At September 30, 2022, the outstanding amount was $138,721

In August 2022, the Company entered into an equipment financing loan for $35,050 used for the purchase of equipment within BSNM’s operations. The loan bears interest at 10.18% and matures on August 1, 2027. At September 30, 2022, the outstanding amount was $35,050.

In July 2022, the Company entered into an equipment financing loan for $8,463 used for the purchase of equipment within CWWs operations. At September 30, 2022, the outstanding amount was $7,950.

EIDL Loan

In June 2020, pursuant to the economic injury disaster loan (“EIDL”) program under the under the provisions of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), the Company entered into a promissory note with the U.S. Small Business Administration (the “SBA”) with a principal amount of $300,000. This loan matures in 30 years and bears interest at a rate of 3.75%. The loan is secured by all of the Company’s assets. As of September 30, 2022, the outstanding principal balance of this loan was $300,000.

PPP Loans

In May 2020, the Company received $239,262 in paycheck protection program (“PPP”) loans under the CARES Act. This loan bears interest at a rate of 1% per annum and matures in April 2022. As of September 30, 2022, the outstanding principal balance of this loan was $168,013.

In February 2021, the Company received an additional $261,164 in PPP loans under the CARES Act. This loan bears interest at a rate of 1% per annum and matures in January 2023. As of September 30, 2022, the outstanding balance of this loan was $197,457.

The PPP provides that the PPP loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company has filed for forgiveness during 2022, and has received notice of forgiveness on some of the loans in the amount of $134,956 and is awaiting notice of forgiveness on the remainder.

SMART FOR LIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Total Debt

Debt is comprised of the following components as of September 30, 2022:

Original issue discount subordinated debentures	$3,588,240
Original issue discount secured subordinated note	2,257,884
12% unsecured subordinated convertible debentures	2,250,000
Acquisition notes	10,500,000
Promissory notes and cash advances	2,522,868
Revolving lines of credit	1,086,300
Equipment financing loan	181,721
EIDL loan	300,000
PPP loans	365,470
23,052,483
Debt discount	(1,198,392)
Total	$21,854,091

The future contractual maturities of the debt are as follows:

For the Year Ended December 31:
2022 (remainder of year)	$4,702,020
2023	3,648,993
2024	7,727,643
2025	3,991,953
2026	419,843
Thereafter	1,363,639
Total	$21,854,091

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

Cash

The Company places its cash with high credit quality financial institutions. At September 30, 2022 and December 31, 2021, the Company had cash balances of $0 and $734,335, respectively, in excess of the Federal Deposit Insurance Corporation coverage of $250,000 per institution. The Company has not experienced any losses in such accounts.

Major Customers

For the three months ended September 30, 2022, the Company had two significant customers representing an aggregate of 41% of revenues and three that make up 66% of the accounts receivable balance. For the three months ended September 30, 2021, the Company had no customers representing a significant percentage of revenues nor of the accounts receivable balance. For the nine months ended September 30, 2022, the Company had two significant customers representing an aggregate of 41% of revenues and three that make up 66% of the accounts receivable balance. For the nine months ended September 30, 2021, the Company had no customers representing a significant percentage of revenues nor of the accounts receivable balance. The Company’s officers are closely monitoring the relationships with all significant customers.

SMART FOR LIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Major Vendors

For the three months ended September 30, 2022, the Company had one major supplier representing 10% of purchases and 2.5% of accounts payable. For the nine months ended September 30, 2022, the Company had no major supplier representing a significant percentage of purchases. The Company’s officers are closely monitoring the relationships with all significant suppliers.

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

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

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

On March 10, 2022, the Company granted restricted stock awards for an aggregate of 877,000 shares of common stock to certain directors, officers, and consultants. A total of 677,000 of these shares vested in full on the date of grant. The remaining 200,000 shares, which were granted to independent directors, vest monthly over a one-year period which were recorded as a prepaid of $140,700 at September 30, 2022. A total of 547,000 of these shares were granted under the 2020 Stock Incentive Plan described below. The remaining 330,000 were granted under the 2022 Equity Incentive Plan described below. The shares, valued at $822,626, were based on the closing trading price per share of $0.938 on the date of the grant.

On April 8, 2022, the Company issued 73,267 shares of common stock to Bevilacqua PLLC upon conversion of its convertible promissory note in the principal amount of $73,727 (see Note 9).

On June 9, 2022, the Company issued 195,495 shares of common stock to a director upon a cashless exercise of a stock option.

SMART FOR LIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

During the nine months ended September 30, 2022, a total of 1,439,230 of the series B warrants were exercised on a cashless basis and the Company issued 1,439,230 shares of common stock upon such exercise.

During the nine months ended September 30, 2022, the Company issued an aggregate of 10,499,469 shares of common stock upon the conversion of 7,000 shares of series A convertible preferred stock.

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

At September 30, 2022 and December 31, 2021, there were 7,505 and 550,000 shares of common stock available for issuance under the 2020 Plan, respectively. On April 13, 2021, the Company granted an option for the purchase of 200,000 shares of common stock at an exercise price of $0.01 to Ronald Altbach, a director. On June 9, 2022, Mr. Altbach exercised this option on a cashless basis and the Company issued 195,495 shares of common stock to Mr. Altbach. The Company did not issue any other stock options under the 2020 Plan during the nine months ended September 30, 2022 and 2021.

In January 2022, the Company adopted its 2022 Equity Inventive Plan (the “2022 Plan”) under which the Company is authorized to issue awards for up to 2,000,000 shares of common stock to directors, officers, employees, and consultants who provide services to the Company. Awards that may be granted include incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards and performance compensation awards. At September 30, 2022, there were 342,000 shares of common stock available for issuance under the 2022 Plan.

On August 12, 2022, the Company issued stock options to employees under the 2022 Plan for an aggregate of 1,328,000 shares of common stock. The stock options have an exercise price of $0.63 per share, will vest quarterly over a three-year period and expire ten (10) years after the date of issuance; provided that an option granted to Alfonso J. Cervantes, Jr., the Company’s Executive Chairman, for the purchase of 300,000 shares of common stock has an exercise price of $0.693 per share and expires five (5) years after the date of issuance. The Company did not issue any other stock options under the 2022 Plan during the nine months ended September 30, 2022.

The Company recognized $0 of compensation expense related to the vesting of options during the nine months ended September 30, 2022 and 2021.

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

The series B warrants sold in the IPO are exercisable until the fifth anniversary of the issuance date at an exercise price equal to $10.00 per share and may be exercised on a cashless basis, whereby the holder will receive one share of common stock for each series B warrant exercised. As of September 30, 2022, 1,439,230 of the series B warrants were exercised on a cashless basis and we issued 1,439,230 shares of common stock upon such exercise.

The following is a summary of options and warrants granted, exercised, forfeited and outstanding during the nine months ended September 30, 2022:

	Stock Options		Warrants
	Number of Options	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2022	1,450,000	$0.01	14,802,006	$5.18
Granted	1,328,000	0.63	3,382,780	3.95
Exercised	195,495	0.01	1,439,230	—
Forfeited	4,505	0.01	275,988	—
Outstanding at September 30, 2022	2,578,000	$0.33	16,469,568	$4.52
Exercisable at September 30, 2022	1,250,000		16,469,568

SMART FOR LIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

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

Note 13 — Related Party Transactions

The Company is party to a management services agreement with Trilogy Capital Group, LLC, a company controlled by the Company’s Executive Chairman. As of September 30, 2022 and December 31, 2021, the amounts due from the related party are $1,365,353 and $0, respectively. Additionally, as of September 30, 2022 and December 31, 2021, the amounts due to the related party are $0 and $325,966, respectively, which are presented net of amounts due from Trilogy Capital Group, LLC.

Note 14 — Subsequent Events

In accordance with ASC 855-10, the Company has reviewed its operations subsequent to September 30, 2022 to the date these condensed consolidated financial statements were issued, and has determined that, except as set forth below, it does not have any material subsequent events to disclose in these financial statements.

On October 17, 2022, the Company issued 150,000 shares of common stock to a service provider.

On October 17, 2022, the Company granted a restricted stock award for 100,000 shares of common stock to a new director under the 2022 Plan. The shares vest monthly over a one-year period.

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

Overview

We are engaged in the development, marketing, manufacturing, acquisition, operation, and sale of a broad spectrum of nutritional and related products with an emphasis on health and wellness. Structured as a global holding company, we are executing a buy-and-build strategy with serial accretive acquisitions creating a vertically integrated company with an objective of aggregating companies generating a minimum of $300 million in revenues within the next thirty-nine months. To drive growth and earnings, we are developing proprietary products as well as acquiring other profitable companies, encompassing brands, manufacturing, and distribution channels.

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

On May 19, 2022, we acquired Lavi Enterprises, LLC (“Lavi”) for $100. On the same date, we transferred all of the equity interests of Lavi to DSO. As a result, Lavi is now a wholly owned subsidiary of DSO. Lavi is an operating company associated with DSO and has relationships with various customers and distributors of DSO’s products.

On July 29, 2022, we acquired Ceautamed Worldwide, LLC (“Ceautamed”) and its wholly-owned subsidiaries Wellness Watchers Global, LLC (“WW”) and Greens First Female LLC (“GFF”). Ceautamed is based in Boca Raton, Florida and owns the Greens First line of branded products which have been specifically marketed to the healthcare provider sector. These vitamins and supplements have been sold on a business-to-business basis, direct-to-consumer as well as sold utilizing an international medical distribution company pursuant to a long-term contract. Ceautamed has historically utilized third-party contract manufacturing that will migrate to BSNM.

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

Results of Operations

Comparison of Three Months Ended September 30, 2022 and 2021

The following table sets forth key components of our results of operations during the three months ended September 30, 2022 and 2021, both in dollars and as a percentage of our revenues.

	September 30, 2022		September 30, 2021
	Amount	% of Revenues	Amount	% of Revenues
Revenues
Products	$4,501,657	84.03%	$3,367,853	100.00%
Advertising	855,328	15.97%	—
Total revenues	5,356,985	100.00%	3,367,853	100.00%
Cost of revenues
Products	2,094,198	39.09%	1,932,065	57.37%
Advertising	630,123	11.76%	—	—
Total cost of revenues	2,724,321	50.86%	1,932,065	57.37%
Gross profit	2,632,664	49.14%	1,435,788	42.63%
Operating expenses
General and administrative	1,760,381	32.86%	910,012	27.02%
Salaries	1,479,816	27.62%	1,134,103	33.67%
Professional services	316,440	5.91%	571,014	16.95%
Depreciation and amortization expense	522,412	9.75%	581,704	17.27%
Total operating expenses	4,079,049	76.15%	3,196,833	94.92%
Operating loss	(1,446,385)	(27.00)%	(1,761,045)	(52.29)%
Other income (expense)
Other (expense) income	(183,189)	(3.42)%	78,869	2.34%
Change in value of derivative liability	108,426	2.02%	—	—%
Interest expense	(426,573)	(7.96)%	(674,056)	(20.01)%
Total other (expense)	(501,336)	(9.36)%	(595,187)	(17.67)%
Net loss	$(1,947,721)	(36.36)%	$(2,356,232)	(69.96)%

Revenues. Our total revenues were $5,356,985 for the three months ended September 30, 2022, as compared to $3,367,853 for the three months ended September 30, 2021, an increase of $1,989,132, or 59.06%. Such increase was primarily due to the acquisitions of Nexus and GSP that were completed in the fourth quarter of 2021 and the acquisition of Ceautamed that was completed in the third quarter of 2022.

Our nutraceutical business generates revenue from the sales of nutritional and related products. Revenues from our nutraceutical business (products) were $4,501,657 for the three months ended September 30, 2022, which included $591,886 from GSP and Ceautamed, as compared to $3,367,853 for the three months ended September 30, 2021, an increase of $1,133,804, or 33.67%. Excluding these acquisitions, revenues from our nutraceutical business increased by $541,918, or 16.09%. This increase was primarily due to increased sales of our contract manufacturing services associated with the relief of certain supply constraints of products. The increase was the result of an increase in the volume of products sold and not due to pricing changes.

Our digital marketing business generates revenues when sales of listed products are sold by product vendors through our network as a result of the marketing efforts of digital marketers. Revenues from our digital marketing business (advertising) were $855,328 for the three months ended September 30, 2022, all of which were from Nexus, which was acquired in November of 2021.

Cost of revenues. Our total cost of revenues was $2,724,321 for the three months ended September 30, 2022, as compared to $1,932,065 for the three months ended September 30, 2021, an increase of $792,256, or 41.01%. Such increase was primarily due to the acquisitions described above.

Cost of revenues for our nutraceutical business consist of ingredients, packaging materials, freight, and labor associated with the production of various products. Cost of revenues for our nutraceutical business (products) were $2,094,198 for the three months ended September 30, 2022, which included $345,088 from GSP and Ceautamed, as compared to $1,932,065 for the three months ended September 30, 2021, an increase of $162,133, or 8.39%. Excluding these acquisitions, cost of revenues for our nutraceutical business decreased by $182,955, or 9.47%. As a percentage of product revenues, cost of revenues for product sales decreased from 57.63% in the 2021 period to 46.52% in the 2022 period (or 44.74% excluding the acquisitions) due to reduced costs of materials based on purchasing power.

Cost of revenues for our digital marketing business consist of commissions and bonuses paid to digital marketers. Cost of revenues from our digital marketing business (advertising) were $630,123 for the three months ended September 30, 2022, all of which were from Nexus, which was acquired in November of 2021. As a percentage of advertising revenues, cost of revenues for advertising sales was 73.67% for the three months ended September 30, 2022.

Gross profit. As a result of the foregoing, our gross profit was $2,632,664 for the three months ended September 30, 2022, as compared to $1,435,788 for the three months ended September 30, 2021, an increase of $1,196,876, or 83.36%. Such increase was primarily due to the acquisitions described above. Excluding these acquisitions, our gross profit increased by $724,873, or 50.49%. As a percentage of revenues, our gross profit increased from 42.63% in the 2021 period to 49.14% in the 2022 period (or 18.54% excluding the acquisitions).

General and administrative expenses. Our general and administrative expenses consist primarily of advertising expenses, bad debts, rent expense, insurance and other expenses incurred in connection with general operations. Our general and administrative expenses were $1,760,381 for the three months ended September 30, 2022, which included $151,761 from Nexus, GSP and Ceautamed, as compared to $910,012 for the three months ended September 30, 2021, an increase of $850,369, or 93.45%. Excluding the acquisitions, our general and administrative expenses increased by $698,608, or 76.77%. Such increase was primarily due to increased advertising expenses related to the acquired entities and increased rates for insurance as a public company. As a percentage of revenues, general and administrative expenses increased from 27.02% in the 2021 period to 32.86% in the 2022 period (or 41.14% excluding the acquisitions).

Salaries. Salaries consist of employee salaries and bonuses plus related payroll taxes. Our salaries expense for the three months ended September 30, 2022 were $1,479,816, which included $264,053 from Nexus, GSP and Ceautamed, as compared to $1,134,103 for the three months ended September 30, 2021, an increase of $345,713, or 30.48%. Excluding the acquisitions, our salaries expenses increased by $81,660, or 7.20%. Such increase is the result of increased head count. As a percentage of revenues, salaries expense decreased from 33.67% in the 2021 period to 27.62% in the 2022 period (or 7.20% excluding the acquisitions).

Professional services. Professional services consists of expenses for services such as accounting, legal, consulting and investor relations. Our professional services expense for the three months ended September 30, 2022 were $316,440, which included $18,227 from Nexus, GSP and Ceautamed, as compared to $571,014 for the three months ended September 30, 2021, a decrease of $254,574, or 44.58%. Excluding the acquisitions, our professional services expenses decreased by $272,801, or 47.77%. Such decrease is the result of additional acquisition related expenses and expenses related to our initial public offering in 2021. As a percentage of revenues, professional services expense decreased from 16.95% in the 2021 period to 5.91% in the 2022 period (or 47.77% excluding the acquisitions).

Depreciation and amortization. Depreciation and amortization was $522,412, or 9.75% of revenues, for the three months ended September 30, 2022, which included $255,193 from Nexus, GSP and Ceautamed, as compared to $581,704, or 17.27% of revenues, for the three months ended September 30, 2021. The decrease in amortization is associated with the write-off of various assets in the 2021 period.

Total other income (expense). We had $501,336 in total other expense, net, for the three months ended September 30, 2022, as compared to total other expense, net, of $595,187 for the three months ended September 30, 2021. Total other expense, net, for the three months ended September 30, 2022 consisted of interest expense of $426,573 related to interest expense in connection with outstanding debt and amortization of debt issuance cost and other expense for finance fees of $183,189, offset by a change in value of derivative liability of $108,426, while other expense, net, for the three months ended September 30, 2021 consisted of interest expense of $674,056, offset by other income of $78,869.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $1,947,721 for the three months ended September 30, 2022, which included $218,823 from Nexus, GSP and Ceautamed, as compared to $2,356,232 for the three months ended September 30, 2021, a decrease of $408,511, or 17.34%. Excluding the acquisitions, our loss increased by $632,062, or 26.83%.

Comparison of Nine months Ended September 30, 2022 and 2021

The following table sets forth key components of our results of operations during the nine months ended September 30, 2022 and 2021, both in dollars and as a percentage of our revenues.

	September 30, 2022		September 30, 2021
	Amount	% of Revenues	Amount	% of Revenues
Revenues
Products	$11,537,041	81.84%	$4,794,494	100.00%
Advertising	2,560,321	18.16%	—	—
Total revenues	14,097,362	100.00%	4,794,494	100.00%
Cost of revenues
Products	6,281,486	44.56%	3,328,402	69.42%
Advertising	1,884,479	13.37%	—	—
Total cost of revenues	8,165,965	57.93%	3,328,402	69.42%
Gross profit	5,931,397	42.07%	1,466,092	30.58%
Operating expenses
General and administrative	5,139,263	36.46%	1,693,181	35.32%
Salaries	5,120,518	36.32%	1,910,284	39.84%
Professional services	1,622,871	11.51%	571,014	11.91%
Depreciation and amortization expense	1,375,514	9.76%	656,458	13.69%
Total operating expenses	13,258,166	94.05%	4,830,937	100.76%
Operating loss	(7,326,769)	(51.97)%	(3,364,845)	(70.18)%
Other income (expense)
Other (expense) income	(693,614)	(4.92)%	80,311	1.68%
Gain on extinguishment of debt	134,956	0.96%	—	—
Change in value of derivative liability	146,513	1.04%	—	—
Interest expense	(14,168,479)	(100.50)%	(813,055)	(16.96)%
Total other income (expense)	(14,580,624)	(103.43)%	(732,744)	(15.28)%
Net loss	$(21,907,393)	(155.40)%	$(4,097,589)	(85.46)%

Revenues. Our total revenues were $14,097,362 for the nine months ended September 30, 2022, as compared to $4,794,494 for the nine months ended September 30, 2021, an increase of $9,302,868, or 194.03%. Such increase was primarily due to the acquisitions that were completed subsequent to September 30, 2021, including the acquisition of DSO that was completed in the third quarter of 2021, the acquisitions of Nexus and GSP that were completed in the fourth quarter of 2021 and the acquisition of Ceautamed that was completed in the third quarter of 2022.

Revenues from our nutraceutical business (products) were $11,537,041 for the nine months ended September 30, 2022, which included $597,604 from GSP and Ceautamed, as compared to $4,794,494 for the nine months ended September 30, 2021, an increase of $6,742,547, or 140.63%. Excluding these acquisitions, revenues from our nutraceutical business increased by $6,144,943, or 128.17%. This increase was primarily due to increased sales of our contract manufacturing services associated with the relief of certain supply constraints of products and increased marketing efforts for our products and services. The increase was the result of an increase in the volume of products sold and not due to pricing changes.

Revenues from our digital marketing business (advertising) were $2,560,321 for the nine months ended September 30, 2022, all of which were from Nexus, which was acquired in November of 2021.

Cost of revenues. Our total cost of revenues was $8,165,965 for the nine months ended September 30, 2022, as compared to $3,328,402 for the nine months ended September 30, 2021, an increase of $2,953,084, or 88.72%. Such increase was primarily due to the acquisitions described above.

Cost of revenues for our nutraceutical business (products) were $6,281,486 for the nine months ended September 30, 2022, which included $346,863 from GSP and Ceautamed, as compared to $3,328,402 for the nine months ended September 30, 2021, an increase of $2,953,084, or 88.72%. Excluding these acquisitions, cost of revenues for our nutraceutical business increased by $2,606,221, or 78.30%. As a percentage of product revenues, cost of revenues for product sales decreased from 69.42% in the 2021 period to 54.45% in the 2022 period (or 54.25% excluding the acquisitions) due to reduced costs of materials based on purchasing power.

Cost of revenues from our digital marketing business (advertising) were $1,884,479 for the nine months ended September 30, 2022, all of which were from Nexus, which was acquired in November of 2021. As a percentage of advertising revenues, cost of revenues for advertising sales was 73.60% for the nine months ended September 30, 2022.

Gross profit. As a result of the foregoing, our gross profit was $5,931,397 for the nine months ended September 30, 2022, as compared to $1,466,092 for the nine months ended September 30, 2021, an increase of $4,465,305, or 304.57%. Such increase was primarily due to the acquisitions described above. Excluding these acquisitions, our gross profit increased by $3,538,722, or 241.37%. As a percentage of revenues, our gross profit increased from 30.58% in the 2021 period to 42.07% in the 2022 period (or 45.75% excluding the acquisitions).

General and administrative expenses.  Our general and administrative expenses were $5,139,263 for the nine months ended September 30, 2022, which included $354,354 from Nexus, GSP and Ceautamed, as compared to $1,693,181 for the nine months ended September 30, 2021, an increase of $3,446,082, or 203.53%. Excluding the acquisitions, our general and administrative expenses increased by $3,091,728, or 182.60%. Such increase was primarily due to increased advertising expenses related to the acquired entities and increased rates for insurance as a public company. As a percentage of revenues, general and administrative expenses increased from 35.32% in the 2021 period to 36.46% in the 2022 period (or 43.74% excluding the acquisitions).

Salaries.  Our salaries expense for the nine months ended September 30, 2022 were $5,120,518, which included $512,175 from Nexus, GSP and Ceautamed, as compared to $1,910,284 for the nine months ended September 30, 2021, an increase of $3,210,234, or 168.05%. Excluding the acquisitions, our salaries expenses increased by $2,698,059, or 141.24%. Such increase is the result of increased head count. As a percentage of revenues, salaries expense decreased from 39.84% in the 2021 period to 36.32% in the 2022 period (or 42.13% excluding the acquisitions).

Professional services. Our professional services expense for the nine months ended September 30, 2022 were $1,622,871, which included $42,313 from Nexus, GSP and Ceautamed, as compared to $571,014 for the nine months ended September 30, 2021, an increase of $1,051,857, or 184.21%. Excluding the acquisitions, our professional services expenses increased by $1,009,544, or 176.80%. Such increase is the result of expenses related to our initial public offering and related professional services incurred in 2021. As a percentage of revenues, professional services expense decreased from 11.91% in the 2021 period to 11.51% in the 2022 period (or 14.45% excluding the acquisitions).

Depreciation and amortization. Depreciation and amortization was $1,375,514, or 9.76% of revenues, for the nine months ended September 30, 2022, which included $600,271 from Nexus, GSP and Ceautamed, as compared to $656,458, or 13.69% of revenues, for the nine months ended September 30, 2021. The increase in amortization is associated with the amortization of the intangible assets acquired in the various acquisitions.

Total other income (expense). We had $14,580,624 in total other expense, net, for the nine months ended September 30, 2022, as compared to total other expense, net, of $732,744 for the nine months ended September 30, 2021. Total other expense, net, for the nine months ended September 30, 2022 consisted of interest expense of $14,168,479 related to interest expense in connection with common stock issued with future equity agreements and amortization of debt issuance cost, and other expense of $693,614, offset by a change in value of derivative liability of $146,513 and a gain on the extinguishment of paycheck protection program loans of $134,956, while other expense, net, for the nine months ended September 30, 2021 consisted of interest expense of $813,055, offset by other income of $80,311.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $21,907,393 for the nine months ended September 30, 2022, which included $584,992 from Nexus, GSP and Ceautamed, as compared to $4,097,589 for the nine months ended September 30, 2021, an increase of $17,809,804, or 434.64%. Excluding the acquisitions, our loss increased by $17,220,083, or 420.25%.

Liquidity and Capital Resources

As of September 30, 2022, we had cash of $303,533. To date, we have financed our operations primarily through revenue generated from operations, bank borrowings and sales of our securities. Since our inception in 2017, we have experienced losses and as a result have continued to use cash in our operations. We have been dependent upon financing activities as we implement our acquisition strategy.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(7,491,867)	$(5,147,524)
Net cash used in investing activities	(3,072,271)	(6,001,550)
Net cash provided by financing activities	10,662,578	11,354,226
Net change in cash	98,440	205,152
Cash and cash equivalents at beginning of period	205,093	484,949
Cash and cash equivalents at end of period	$303,533	$690,101

Our net cash used in operating activities was $7,491,867 for the nine months ended September 30, 2022, as compared to $5,147,524 for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, our net loss of $21,907,393 and $10,844,961 for interest expense on future equity agreements, increased inventory of $2,208,654, increased accounts payable of $1,597,032, depreciation and amortization of $1,375,514, amortization of debt issuance costs of $1,737,976, and stock-based compensation of $822,626, were the primary drivers for cash used in operations. For the nine months ended September 30, 2021, our net loss of $4,097,589 and a decrease in inventory of $2,972,531, offset by an increase in accounts payable of $941,909, depreciation and amortization of $656,458 and debt issuance costs, net of $536,628, were the primary drivers for cash used in operations.

Our net cash used in investing activities was $3,072,271 for the nine months ended September 30, 2022, as compared to $6,001,550 for the nine months ended September 30, 2021. Net cash used in investing activities for the nine months ended September 30, 2022 consisted of cash paid for the acquisition of Ceautamed of $3,000,000 and additional equipment purchases of $72,271, while net cash used in investing activities for the nine months ended September 30, 2021 consisted of cash paid for the acquisition of DSO of $6,000,000 and equipment purchases of $1,550.

Our net cash provided by financing activities was $10,662,578 for the nine months ended September 30, 2022, as compared to $11,354,226 for the nine months ended September 30, 2021. Net cash provided by financing activities for the nine months ended September 30, 2022 consisted of net proceeds from our initial public offering of $12,738,288, proceeds from convertible notes and notes payable of $8,151,889 and proceeds from related parties of $390,041, offset by repayments of convertible notes and notes payable of $8,852,491, payments to related parties of $1,711,600 and payment of fees from issuance of common stock of $53,549, while net cash provided by financing activities for the nine months ended September 30, 2021 consisted of proceeds from the issuance of preferred stock of $7,080,000, proceeds from convertible notes and notes payable of $5,301,130 and paycheck protection program loans proceeds of $261,164, offset by repayments on convertible notes and notes payable of $995,757.

Initial Public Offering

On February 16, 2022, we entered into an underwriting agreement with Dawson James Securities, Inc., as representative of the several underwriters named on Schedule I thereto, relating to our initial public offering of units, each unit consisting of one share of common stock, a series A warrant to purchase one share of common stock and a series B warrant to purchase one share of common stock (the “IPO”). Pursuant to the underwriting agreement, we agreed to sell 1,440,000 units to the underwriters, at a purchase price per unit of $9.10 (the offering price to the public of $10.00 per unit minus the underwriters’ discount), and also agreed to grant to the underwriters a 45-day option to purchase up to 216,000 additional shares of common stock, up to 216,000 additional series A warrants, and/or up to 216,000 additional series B warrants, in any combination thereof, at a purchase price to the public of $9.98 per share and $0.01 per warrant, less underwriting discounts and commissions, solely to cover over-allotments, if any.

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

The series B warrants are exercisable until the fifth anniversary of the issuance date at an exercise price equal to $10.00 per share and may be exercised on a cashless basis, whereby the holder will receive one share of common stock for each series B warrant exercised. As of September 30, 2022, 1,439,230 of the series B warrants were exercised on a cashless basis and we issued 1,439,230 shares of common stock upon such exercise.

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

Outstanding Debt

Original Issue Discount Subordinated Debentures

In June 2022, the Company commenced an offering of original issue discount subordinated debentures. As of September 30, 2022, the Company has completed four closings of this offering and issued debentures in the aggregate principal amount of $3,579,686. The debentures contain an original issue discount of 15%, or an aggregate original issue discount of $538,240. As a result, the total purchase price was $3,050,000. The debentures bear interest at a rate of 17.5% per annum. The outstanding principal amount and all accrued interest is due and payable on the earlier of (i) the completion of the Company’s next equity financing in which it receives gross proceeds in excess of $20 million, (ii) twenty-four months after the date of issuance or (iii) within 30 days after election of repayment from the holder so long as the election is after the 6-month anniversary of the debenture. The Company may voluntarily prepay the debentures in whole or in part without premium or penalty. The debentures contain customary events of default for a loan of this type. The debentures are unsecured and are subordinated in right of payment to the prior payment in full of all senior indebtedness and are pari passu in right of payment to any other unsecured indebtedness incurred by the Company in favor of any third party. As of September 30, 2022, the outstanding principal balance of the debentures was $3,588,240 and debt issuance cost was $483,801.

Original Issue Discount Secured Subordinated Note

On July 29, 2022, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which it sold an original issue discount secured subordinated note in the principal amount of $2,272,727 to such investor. The note contains an original issue discount of 12%, or an original issue discount of $272,727. As a result, the total purchase price was $2,000,000, the proceeds of which were used to fund the acquisition of Ceautamed. The note shall bear interest at the rate of 16% per annum and matures on July 29, 2027. The outstanding principal and all accrued interest shall be amortized on a 60-month straight-line basis and payable in accordance with the amortization schedule set forth on Exhibit A to the note. The Company may prepay the principal and all accrued and unpaid interest on the note without penalty, in whole or in part; provided however, in no event before January 15, 2023, unless with the explicit prior written approval of the holder. The note contains customary events of default for a loan of this type. The note is guaranteed by BSNM, DSO, Nexus, GSP and Ceautamed and is secured by a security interest in all of the assets of the Company and such guarantors; provided that such security interest is subordinate to the rights of the lenders under any senior indebtedness (as defined in the note). As of September 30, 2022, the outstanding principal balance of the note was $2,257,889 and debt issuance cost was $263,756.

12% Unsecured Subordinated Convertible Debentures

On November 5, 2021, the Company entered into a securities purchase agreement with certain investors, pursuant to which it sold 12% unsecured subordinated convertible debentures in the aggregate principal amount of $2,250,000 to such investors for gross proceeds of $2,214,000, the proceeds of which were used to fund the acquisition of Nexus. Interest at a rate of 12% per annum accrued on the principal balance of the debentures from the date of issuance until February 14, 2022, the date that the registration statement related to the IPO was declared effective by the Securities and Exchange Commission (the “IPO Date”). The debentures are due and payable on the earliest of the maturity date, November 30, 2022, or upon their earlier conversion or redemption. As of September 30, 2022, the outstanding principal balance of the debentures was $2,250,000 and debt issuance cost was $26,174.

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

Acquisition Notes

On July 29, 2022, the Company issued secured subordinated convertible promissory notes in the aggregate principal amount of $2,150,000 in connection with the acquisition of Ceautamed. The notes shall bear interest at the rate of 5% per annum with all principal and accrued interest being due and payable in one lump sum on July 29, 2025; provided that upon an event of default (as defined in the notes), such interest rate shall increase to 10%. The notes are convertible at the option of the holder into common stock at a conversion price of $6.25; provided that the holder may not elect to convert a portion of the outstanding principal in an amount less than the lesser of $200,000 or the remaining outstanding principal. The notes contain customary covenants and events of default for loans of this type, including upon any default under the senior indebtedness (as defined in the notes). The notes are guaranteed by Ceautamed and its subsidiaries WW and GFF and are secured by a security interest in all of the assets of such guarantors; provided that such security interest is subordinate to the rights of the lenders under any such senior indebtedness. As of September 30, 2022, the outstanding principal balance of these notes was $2,150,000.

On July 29, 2022, the Company issued secured subordinated promissory notes in the aggregate principal amount of $2,150,000 in connection with the acquisition of Ceautamed. The notes shall bear interest at the rate of 5% per annum and mature on July 29, 2025; provided that upon an event of default (as defined in the notes), such interest rate shall increase to 10%. The outstanding principal and all accrued interest shall be amortized on a five-year straight-line basis and payable in accordance with the amortization schedule set forth on Exhibit A to the notes. The Company may redeem all or any portion of the notes at any time without premium or penalty. The notes contain customary covenants and events of default for loans of this type, including upon any default under the senior indebtedness (as defined in the notes). The notes are guaranteed by Ceautamed and its subsidiaries WW and GFF and are secured by a security interest in all of the assets of such guarantors; provided that such security interest is subordinate to the rights of the lenders under any such senior indebtedness. As of September 30, 2022, the outstanding principal balance of these notes was $2,150,000.

On July 29, 2022, the Company issued secured subordinated promissory notes in the aggregate principal amount of $1,300,000 in connection with the acquisition of Ceautamed. The notes shall bear interest at the rate of 5% per annum with all principal and accrued interest being due and payable in one lump sum ninety (90) days from the date of the note; provided that upon an event of default (as defined in the notes), such interest rate shall increase to 10%. The Company may redeem all or any portion of the notes at any time without premium or penalty. The notes contain customary covenants and events of default for loans of this type, including upon any default under the senior indebtedness (as defined in the notes). The notes are guaranteed by Ceautamed and its subsidiaries WW and GFF and are secured by a security interest in all of the assets of such guarantors; provided that such security interest is subordinate to the rights of the lenders under any such senior indebtedness. As of September 30, 2022, the outstanding principal balance of these notes was $1,300,000.

On November 8, 2021, the Company issued a 5% secured subordinated promissory note in the principal amount of $1,900,000 to Justin Francisco and Steven Rubert in connection with the acquisition of Nexus. This note accrues interest at 5% per annum and the outstanding principal and interest will be amortized on a straight-line basis and are payable quarterly in accordance with the amortization schedule attached to the note, with all amounts due and payable on November 8, 2024. The Company may prepay all or any portion of this note any time prior to maturity without premium or penalty. The note contains customary covenants and events of default for a loan of this type, including if a default occurs under any senior secured indebtedness to banks and other financial institutions or private equity funds, and is secured by a security interest in all of the Company’s assets; provided that such security interest is subordinate to the rights of the lenders under any such senior secured indebtedness. As of September 30, 2022, the outstanding principal balance of this note was $1,900,000.

On July 1, 2021, the Company issued a 6% secured subordinated promissory note in the principal amount of $3,000,000 to Sasson E. Moulavi in connection with the acquisition of DSO. This note accrues interest at 6% per annum and the outstanding principal and interest will be amortized on a straight-line basis and are payable quarterly in accordance with the amortization schedule attached to the note, with all amounts due and payable on July 1, 2024. The Company may prepay all or any portion of this note any time prior to maturity without premium or penalty. This note contains customary covenants and events of default for a loan of this type, including if a default occurs under any senior secured indebtedness to banks and other financial institutions or private equity funds, and is secured by a security interest in all of the assets of DSO; provided that such security interest is subordinate to the rights of the lenders under any such senior secured indebtedness. As of September 30, 2022, the outstanding principal balance of this note was $3,000,000.

Promissory Notes

On July 1, 2021, the Company entered into a loan agreement with Diamond Creek Capital, LLC for a term loan in the principal amount of up to $3,000,000. The loan bears interest at a rate of 15.0% per annum, provided that upon an event of default, such rate shall increase by 5%. The loan was due and payable on the earlier of July 1, 2022 or upon completion of the IPO. The Company repaid $1,325,000 of the principal balance and $27,604 of the interest from the proceeds of the IPO. In connection with such repayment, the lender agreed that the remaining loan is due and payable on January 1, 2023. The loan is secured by all of the Company’s assets and contains customary events of default. As of September 30, 2022, the outstanding principal balance of this note was $1,025,000.

Since inception, the Company has issued other promissory notes to various lenders. These notes accrued interest at rates between 12-17%. These notes were unsecured and contain customary events of default. As of December 31, 2021, the outstanding principal balance of these notes was $5,993,720. These notes were repaid in full upon closing of the IPO with the exception of a note which has an outstanding balance of $200,000 at September 30, 2022. This note accrues interest at 12% and is due and payable on April 1, 2023.

In May 2022, the Company issued a promissory note in the principal amount of $346,000. The note was increased in July 2022 to $650,000. This note bears interest at a rate of 10% and matures on April 1, 2023. At September 30, 2022, the outstanding amount was $555,958.

In August 2022, the Company issued a promissory note in the principal amount of $100,000. This note bears interest at a rate of 17.5% and matures on October 17, 2022. At September 30, 2022, the outstanding amount was $25,000.

Cash Advances

In July 2022, the Company entered into a cash advance agreement for $650,000 with a required repayment amount of $897,750, which requires weekly payments of approximately $40,806. At September 30, 2022, the outstanding amount was $803,708.

In August 2022, the Company entered into a cash advance agreement for $100,000 with a required repayment amount of $146,260, which requires weekly payments of approximately $6,200. At September 30, 2022, the outstanding amount was $96,660.

In September 2022, the Company entered into a cash advance agreement for $243,750 with a required repayment amount of $372,500, which requires weekly payments of approximately $15,000. At September 30, 2022, the outstanding amount was $372,500.

Debt issuance cost for all cash advances was $424,661 at September 30, 2022.

Revolving Lines of Credit

In 2021, DSO entered into two revolving lines of credit with a bank, which permitted borrowings up to $1,176,000, and bears interest at 8.99% and 7.99%. As of September 30, 2022, the outstanding principal balance of this lines of credit was $969,513.

In August 2022, Ceautamed entered into a revolving line of credit with a bank, which permitted borrowing up to $500,000, and bears interest at 45.09%. As of September 30, 2022, the outstanding principal balance of this line of credit was $46,532.

In September 2022, DSO entered into a revolving line of credit with a bank, which permitted borrowings up to $70,000, and bears interest at 9.49%. As of September 30, 2022, the outstanding principal balance of this lines of credit was $70,255.

Equipment Financing Loan

In May 2022, the Company entered into an equipment financing loan for $146,765 used for the purchase of equipment within BSNM’s operations. The loan bears interest at 10.18% and matures on April 1, 2027. At September 30, 2022, the outstanding amount was $138,721.

In August 2022, the Company entered into an equipment financing loan for $35,050 used for the purchase of equipment within BSNM’s operations. The loan bears interest at 10.18% and matures on August 1, 2027. At September 30, 2022, the outstanding amount was $35,050.

In July 2022, the Company entered into an equipment financing loan for $8,463 used for the purchase of equipment within CWWs operations. At September 30, 2022, the outstanding amount was $7,950.

EIDL Loan

In June 2020, pursuant to the economic injury disaster loan (“EIDL”) program under the under the provisions of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), the Company entered into a promissory note with the U.S. Small Business Administration (the “SBA”) with a principal amount of $300,000. This loan matures in 30 years and bears interest at a rate of 3.75%. The loan is secured by all of the Company’s assets. As of September 30, 2022, the outstanding principal balance of this loan was $300,000.

PPP Loans

In May 2020, the Company received $239,262 in paycheck protection program (“PPP”) loans under the CARES Act. This loan bears interest at a rate of 1% per annum and matures in April 2022. As of September 30, 2022, the outstanding principal balance of this loan was $168,013.

In February 2021, the Company received an additional $261,164 in PPP loans under the CARES Act. This loan bears interest at a rate of 1% per annum and matures in January 2023. As of September 30, 2022, the outstanding balance of this loan was $197,457.

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

Products (BSNM, DSO, GSP and Ceautamed)

We primarily generate product revenues by manufacturing and packaging of nutraceutical products as a contract manufacturer for its customers. The majority of our revenue is recognized when we satisfy a single performance obligation by transferring control of products to a customer. Control is generally transferred when our products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. Our general payment terms are short-term in duration. We do not have significant financing components or payment terms. We did not have any material unsatisfied performance obligations at September 30, 2022 or December 31, 2021.

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

Nexus’ general payment terms are short-term in duration. Insertion orders are utilized between Nexus and the customer for each campaign related to a particular product being marketed. The insertion order remains in effect until the customer or Nexus terminates the order, and either party may terminate the order at any time upon 14 days’ written notice. The customer is billed weekly for the sales digital marketers have generated for the week. Nexus does not have significant financing components or payment terms. Nexus did not have any material unsatisfied performance obligations at September 30, 2022 or December 31, 2021.

Inventory. Inventory consists of raw materials, work in progress, and finished goods and is valued at the lower of cost (first-in, first-out) or net realizable value. An allowance for inventory obsolescence is provided for slow moving or obsolete inventory to write down historical cost to net realizable value. The allowance for obsolescence is an estimate established through charges to cost of goods sold. Management’s judgment in determining the adequacy of the allowance is based upon several factors which include, but are not limited to, analysis of slow-moving inventory, analysis of the selling price of inventory, the predetermined shelf life of the product, and management’s judgment with respect to current economic conditions. Given the nature of the inventory, it is reasonably possible our estimate of the allowance for obsolescence will change in the near term.

Property and Equipment, net. Property and equipment are recorded at cost. Expenditures for major betterments and additions are charged to the asset accounts, while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are charged to expense as incurred. We provide for depreciation and amortization over the estimated useful lives of various assets using the straight-line method ranging from 3-5 years.

Goodwill and Intangible Assets. Goodwill is not amortized but is subject to annual impairment tests. In addition to the annual impairment review, impairment reviews are performed whenever circumstances indicate a possible impairment may exist. Impairment testing for goodwill is done at the reporting unit level. We compare the fair value of the reporting unit assets to the carrying amount, on at least an annual basis, to determine if there is potential impairment. If the fair value of the reporting unit assets is less than their carrying value, an impairment loss will be recognized. No goodwill impairments were recognized during three and nine months ended September 30, 2022 and 2021. Intangible assets consist of customer relationships, non-compete agreements, license agreements, goodwill, and intellectual property acquired in the acquisitions of BSNM, DSO, Nexus, GSP and Ceautamed. We amortize intangible assets with finite lives on a straight-line basis over their estimated useful lives which ranges from 3 to 15 years.

Long-Lived Assets. We assess potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. We had no impairment of long-lived assets at September 30, 2022 and December 31, 2021.

Operating Lease Right-of-Use Assets and Liabilities. We record a right-of-use asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified either as finance or operating with the classification affecting the pattern of expense recognition. Lease liabilities are recognized based on the present value of the remaining lease payments and are discounted using the most reasonable incremental borrowing rate. We use the implicit rate when it is readily determinable. Since our lease does not provide an implicit rate, to determine the present value of lease payments, management uses our incremental borrowing rate based on the information available at lease commencement. Leases with a term of 12 months or less at inception are not recorded on our balance sheet and are expensed on a straight- line basis over the lease term.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in any other factors that could significantly affect these controls during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during three months ended September 30, 2022 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any shares of our common stock during the three months ended September 30, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the third quarter of fiscal 2022 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of Smart for Life, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on December 16, 2021)

3.2	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on December 16, 2021)

3.3	Bylaws of Smart for Life, Inc. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 filed on December 16, 2021)

4.1	Warrant Agent Agreement, dated February 16, 2022, between Smart for Life, Inc. and VStock Transfer, LLC and Forms of Warrants (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 23, 2022)

4.2	Amended and Restated Warrant issued by Smart for Life, Inc. to Dawson James Securities, Inc. on February 1, 2022 (incorporated by reference to Exhibit 4.25 to Amendment No. 3 to Registration Statement on Form S-1/A filed on February 2, 2022)

4.3	Warrant issued by Smart for Life, Inc. to Joseph Xiras on January 13, 2022 (incorporated by reference to Exhibit 4.21 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)

4.4	Warrant issued by Smart for Life, Inc. to Leonite Fund I, LP on January 13, 2022 (incorporated by reference to Exhibit 4.22 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)

4.5	Warrant issued by Smart for Life, Inc. to Laurie Rosenthal on January 7, 2022 (incorporated by reference to Exhibit 4.20 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)

4.6	Warrant issued by Smart for Life, Inc. to Robert Rein on January 3, 2022 (incorporated by reference to Exhibit 4.19 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)

4.7	Warrant issued by Smart for Life, Inc. to Thomas L Calkins II and Diane M Calkins JTIC on December 27, 2021 (incorporated by reference to Exhibit 4.18 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)

4.8	Warrant issued by Smart for Life, Inc. to Ryan Hazel on December 23, 2021 (incorporated by reference to Exhibit 4.17 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)

4.9	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Anson East Master Fund LP on August 18, 2021 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed on December 16, 2021)

4.10	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Anson Investments Master Fund LP on August 18, 2021 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1 filed on December 16, 2021)

4.11	Common Stock Purchase Warrant issued by Smart for Life, Inc. to District 2 Capital Fund LP on August 18, 2021 (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-1 filed on December 16, 2021)

4.12	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Ionic Ventures, LLC on August 18, 2021 (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 filed on December 16, 2021)

4.13	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Sabby Volatility Warrant Master Fund, Ltd. on August 18, 2021 (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 filed on December 16, 2021)

4.14	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Anson East Master Fund LP on July 1, 2021 (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-1 filed on December 16, 2021)

4.15	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Anson Investments Master Fund LP on July 1, 2021 (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-1 filed on December 16, 2021)

4.16	Common Stock Purchase Warrant issued by Smart for Life, Inc. to District 2 Capital Fund LP on July 1, 2021 (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-1 filed on December 16, 2021)

4.17	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Ionic Ventures, LLC on July 1, 2021 (incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-1 filed on December 16, 2021)

4.18	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Sabby Volatility Warrant Master Fund, Ltd. on July 1, 2021 (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-1 filed on December 16, 2021)

4.19	Warrant issued by Smart for Life, Inc. to Dawson James Securities, Inc. on July 1, 2021 (incorporated by reference to Exhibit 4.23 to Amendment No. 3 to Registration Statement on Form S-1/A filed on February 2, 2022)

4.20	Warrant issued by Smart for Life, Inc. to Dawson James Securities, Inc. on July 1, 2021 (incorporated by reference to Exhibit 4.24 to Amendment No. 3 to Registration Statement on Form S-1/A filed on February 2, 2022)

4.21	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Peah Capital, LLC on December 18, 2020 (incorporated by reference to Exhibit 4.14 to the Registration Statement on Form S-1 filed on December 16, 2021)

4.22	Amendment No 1 to Common Stock Purchase Warrant, dated June 30, 2021, between Smart for Life, Inc. and Peah Capital, LLC (incorporated by reference to Exhibit 4.15 to the Registration Statement on Form S-1 filed on December 16, 2021)

4.23	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Leonite Capital LLC on May 18, 2017 (incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-1 filed on December 16, 2021)

10.1	Securities Purchase Agreement, dated March 14, 2022, among Smart for Life, Inc., Ceautamed Worldwide, LLC, RMB Industries, Inc., RTB Childrens Trust and D&D Hayes, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 16, 2022)

10.2	First Amendment to Securities Purchase Agreement, dated July 29, 2022, among Smart for Life, Inc., Ceautamed Worldwide, LLC, RMB Industries, Inc., RTB Childrens Trust and D&D Hayes, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 4, 2022)

10.3	Secured Subordinated Convertible Promissory Note issued by Smart for Life, Inc. to RMB Industries, Inc. on July 29, 2022 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 4, 2022)

10.4	Secured Subordinated Convertible Promissory Note issued by Smart for Life, Inc. to RTB Childrens Trust on July 29, 2022 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on August 4, 2022)

10.5	Secured Subordinated Convertible Promissory Note issued by Smart for Life, Inc. to D&D Hayes, LLC on July 29, 2022 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on August 4, 2022)

10.6	Secured Subordinated Promissory Note issued by Smart for Life, Inc. to RMB Industries, Inc. on July 29, 2022 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on August 4, 2022)

10.7	Secured Subordinated Promissory Note issued by Smart for Life, Inc. to RTB Childrens Trust on July 29, 2022 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on August 4, 2022)

10.8	Secured Subordinated Promissory Note issued by Smart for Life, Inc. to D&D Hayes, LLC on July 29, 2022 (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on August 4, 2022)

10.9	Secured Subordinated Promissory Note issued by Smart for Life, Inc. to RMB Industries, Inc. on July 29, 2022 (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on August 4, 2022)

10.10	Secured Subordinated Promissory Note issued by Smart for Life, Inc. to D&D Hayes, LLC on July 29, 2022 (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on August 4, 2022)

10.11	Secured Subordinated Promissory Note issued by Smart for Life, Inc. to Bactolac Pharmaceuticals, Inc. on July 29, 2022 (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on August 4, 2022)

10.12	Secured Subordinated Promissory Note issued by Smart for Life, Inc. to Stuart Benson on July 29, 2022 (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on August 4, 2022)

10.13	Note Purchase Agreement, dated July 29, 2022, between Smart for Life, Inc. and Joseph X. Xiras (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on August 4, 2022)

10.14	Original Issue Discount Secured Subordinated Note issued by Smart for Life, Inc. to Joseph X. Xiras on July 29, 2022 (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on August 4, 2022)

10.15	Form of Debenture Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 5, 2022)

10.16	Form of Debenture (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 5, 2022)

31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed	herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2022	SMART FOR LIFE, INC.

/s/ Darren C. Minton
	Name:	Darren C. Minton
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Alan B. Bergman
	Name:	Alan B. Bergman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)