Form 10-K
period 2022-12-31
SMART FOR LIFE, INC.
filed 2023-03-31
CIK 1851860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 001-41290

SMART FOR LIFE, INC.
(Exact name of registrant as specified in its charter)

Delaware	81-5360128
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

990 S Rogers Circle, Suite 3, Boca Raton, FL	33487
(Address of principal executive offices)	(Zip Code)

(786) 749-1221
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SMFL	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Nasdaq Capital Market) was approximately $10.2 million.  Shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common shares have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 29, 2023, there were a total of 39,177,749 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Smart for Life, Inc.

Annual Report on Form 10-K

Year Ended December 31, 2022

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

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our goals and strategies;

●	our future business development, financial condition and results of operations;

●	expected changes in our revenue, costs or expenditures;

●	growth of and competition trends in our industry;

●	our expectations regarding demand for, and market acceptance of, our products;

●	our expectations regarding our relationships with investors, institutional funding partners and other parties with which we collaborate;

●	fluctuations in general economic and business conditions in the markets in which we operate; and

●	relevant government policies and regulations relating to our industry.

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

ii

PART I

ITEM 1. BUSINESS.

Overview

We are engaged in the development, marketing, manufacturing, acquisition, operation and sale of a broad spectrum of nutritional and related products with an emphasis on health and wellness. Structured as a global holding company, we are executing a buy-and-build strategy with serial accretive acquisitions creating a vertically integrated company with an objective of aggregating companies generating a minimum of $300 million in revenues by the fourth quarter of 2026. To drive growth and earnings, we are developing proprietary products as well as acquiring other profitable companies, encompassing brands, manufacturing and distribution channels.

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

We plan to acquire target companies utilizing a combination of cash, promissory notes, earnouts and public company stock, generally at 4x to 6x trailing adjusted EBITDA (earnings before interest, taxes, depreciation, and amortization). Aside from our first acquisition described below, we intend on paying no more than 60% cash on any acquisition that we execute with a target of 50%. The remainder is allocated between stock and a note and/or earnout with a heavier weighting toward the former. Although the acquisition consideration is structured, we believe that our acquisitions will provide three distinct benefits to the principals of an acquisition - first, a significant liquidity event; second, the creation of a significant equity position in an emerging growth public company; and third, ongoing employment at customary industry compensation.

We plan to acquire multiple companies aggregating a minimum of $300 million in annualized revenues by the fourth quarter of 2026. We do not currently have sufficient capital to complete these acquisitions. We intend to raise capital for additional acquisitions primarily through debt financing at our operating company level, additional equity offerings by our company, or by undertaking a combination of any of the above. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all.

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

On March 8, 2018, we acquired 51% of Millenium Natural Manufacturing Corp. and Millenium Natural Health Products Inc. for a purchase price of $2,140,272. On October 8, 2019, we entered into an agreement to acquire the remaining 49% of these companies, which was completed on October 8, 2019. On September 30, 2020, we changed the name of Millenium Natural Manufacturing Corp. to Bonne Sante Natural Manufacturing, Inc., or BSNM, and on November 24, 2020, we merged Millenium Natural Health Products Inc. into BSNM to better reflect our vertical integration.

On February 11, 2020, we entered into securities purchase agreement, which was amended on July 7, 2020 and June 4, 2021, to acquire all of the issued and outstanding equity interests of Doctors Scientific Organica, LLC d/b/a Smart for Life, Oyster Management Services, Ltd., Lawee Enterprises, L.L.C. and U.S. Medical Care Holdings, L.L.C. On July 1, 2021, the acquisition was completed. On August 27, 2021, we transferred all of the equity interests of Oyster Management Services, Ltd., Lawee Enterprises, L.L.C. and U.S. Medical Care Holdings, L.L.C. to Doctors Scientific Organica, LLC. On December 13, 2022, we converted Oyster Management Services, Ltd. to a limited liability company known as Oyster Management Services, L.L.C. On May 19, 2022, we acquired Lavi Enterprises, LLC. On the same date, we transferred all of the equity interests of Lavi Enterprises, LLC to Doctors Scientific Organica, LLC. As a result, these entities are now wholly owned subsidiaries of Doctors Scientific Organica, LLC. In this report, we collectively refer to Doctors Scientific Organica, LLC and its consolidated subsidiaries as DSO.

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

On March 14, 2022, we entered into securities purchase agreement, which was amended on July 29, 2022, to acquire all of the issued and outstanding equity interests of Ceautamed Worldwide LLC and its wholly-owned subsidiaries Wellness Watchers Global, LLC and Greens First Female LLC, which we collectively refer to in this report as Ceautamed. On July 29, 2022, the acquisition was completed.

On August 15, 2022, we organized Smart Acquisition Group, LLC in the State of Florida. This subsidiary is 50% owned by our company and 50% owned by Stuart Benson, the former owner and principal of Ceautamed. This special purpose subsidiary is dedicated exclusively to the identification, negotiation, financing, and acquisition of companies synergistic to our buy-and-build business model.

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

Ceautamed

Ceautamed is based in Boca Raton, Florida and is primarily engaged in the development and distribution of a wide variety of nutritional products, including antioxidant rich supplements, plant-based protein, alkalizing nutrients and products designed for weight management.

Ceautamed owns the Greens First line of branded products which have been specifically marketed to the healthcare provider sector. These vitamins and supplements have been sold on a business-to-business basis, direct-to-consumer, as well as sold utilizing an international medical distribution company.

The mission is to create a healthier world with nutritious wellness products made from the highest quality ingredients for superior benefits.

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

Nexus has relationships with both product vendors and digital marketers. A product vendor is a Nexus customer that has products, whether digital or physical, for sale and is looking for increased sales through digital marketing avenues from digital marketers. Digital marketers are Nexus contractors that engage in digital marketing. An example of a digital marketer is someone who has a strong Facebook following, or a strong knowledge of Facebook ad marketing. Other examples include google ad marketing or email marketers who send marketing messages to an opted in list of subscribers. Historically, Nexus’ customers consisted exclusively of owners of digital products that were also delivered digitally. Following our acquisition of Nexus, BSNM, DSO, GSP and Ceautamed, as well as any additional nutraceutical companies that we acquire in the future, will also become customers of Nexus. Nexus will use its online marketplace to market our nutraceutical products through its network of digital marketers. Our nutraceutical product companies will then sell and physically deliver the nutraceutical products to the end users identified through the efforts of the digital marketers. Nexus has the ability to “plug and play” with any of the products sold by companies that we may acquire in the future as we can take the consumer facing products being sold by those companies and seamlessly add them to the Nexus network to generate sales.

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

Manufacturing, Distribution and Quality Control

BSNM operates a 22,000 square foot manufacturing facility in Doral, Florida. This facility primarily focuses on the contract manufacturing of vitamins and supplements, with a particular emphasis on the production of tablets, capsules and powders, along with turn-key solutions for packaging these health and wellness products in a wide variety of bottles, jars, sachets and stick packs. From inception through December 31, 2022, it has manufactured nutritional products for approximately 245 companies, and during the year ended December 31, 2022, it manufactured nutritional products for approximately 23 companies.

DSO operates a 30,000 square foot manufacturing facility in Riviera Beach, Florida. This facility is primarily focused on the production of natural health and wellness meal replacement products, including nutrition bars, cookies, soups and shakes, as well as some vitamin and supplement capabilities such as powders. In addition to our own products, DSO manufactures products on behalf of third parties. From inception through December 31, 2022, it has manufactured nutritional products for approximately 29 companies, and during the year ended December 31, 2022, it manufactured nutritional products for approximately 21 companies.

GSP and Ceautamed rely on third-party contract manufacturers to manufacture their products.

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

Raw Materials and Suppliers

In fiscal 2022 and 2021, we spent approximately $9,335,000 and $3,454,000, respectively, on raw materials, excluding packaging and similar product materials. The principal raw materials required in our operations are vitamins, minerals, herbs, and gelatin. We believe that there are adequate sources of supply for all our principal raw materials, and in general we maintain two to three suppliers for many of our raw materials. From time to time, weather or unpredictable fluctuations in the supply and demand may affect price, quantity, availability, or selection of raw materials. We believe that our strong relationships with our suppliers yield high quality, competitive pricing, and overall good service to our customers. Although we cannot be sure that our sources of supply for our principal raw materials will be adequate in all circumstances, we believe that we can develop alternate sources in a timely and cost-effective manner if our current sources become inadequate. During fiscal 2022, two raw material suppliers, American International Foods and Univar USA, accounted for 16% and 11%, respectively, our raw material purchases. Due to availability of numerous alternative raw material suppliers, we do not believe that the loss of any single raw material supplier would have a material adverse effect on our consolidated financial condition or results of operations. See Item 1A “Risk Factors—Risks Related to Our Business and Industry—An increase in the price and shortage of supply of key raw materials could adversely affect our business.”

Sales and Marketing

We employ many different techniques and strategies within our marketing initiatives. These include direct to consumer outreach, use of influencers through social media, Facebook targeting, focused e-mail campaigns, and traditional media. Our marketing goal is always to increase visibility and relevance of our brands in the minds of our customers and potential customers. We hope to expand our programs to include experimental marketing techniques in the future.

We recently shifted the marketing focus of Nexus to target the nutraceutical industry away from all other efforts, which we believe will become a value-added component of our marketing strategies.

Customers

BSNM, DSO, GSP and Ceautamed primarily sell products to customers under individual purchase orders placed by them under their standard terms and conditions of sale. These terms and conditions generally include insurance requirements, representations by us with respect to the quality of our products and our manufacturing process, our obligations to comply with law, and indemnifications by us if we breach our representations or obligations. There is no commitment from any customer to purchase from us, or from us to sell to them, any minimum amount of product. During fiscal 2022, Amazon and Costco, accounted for 30% and 10%, respectively, of our total revenues.

Ceautamed has also entered distribution agreements with Boxout whereby it acts as an exclusive distributor of certain of Ceautamed’s products to professional health and wellness providers and service locations, and to any distributors selling to such providers and locations, within the U.S. and Canada, as well as through e-commerce websites Amazon, Ebay and Walmart.

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

Competitive Strengths

Based on management’s belief and experience in the industry, we believe that the following competitive strengths enable us to compete effectively.

●	Proprietary manufacturing facilities. BSNM and DSO own and operate proprietary manufacturing facilities, which allow for a high level of managerial control over all aspects of production, including sourcing, logistics and maintaining the highest levels of quality during the manufacturing process. Through direct ownership, we are able to optimize our sales and marketing practices and provide a completely integrated approach, all solidified by a single manufacturing platform for capsules, tablets, powders and various other delivery methods for all vitamins and supplements. In addition, as a private label contract manufacturer for third parties, we can provide a turnkey solution for brands and retailers who want to minimize their supply chain disruption and maximize their control over product flow to end customers. In addition, as a middle market-sized contract manufacturer, we are not encumbered by the often overly complex processes that our larger competitors may have. We can be nimble and highly adaptable, “flexing” with our customers’ needs as they change over time, which allows us to better service our ever-expanding international client base. We are able to maintain a competitive advantage due to our vertically integrated operational control. This vertical integration also allows us to minimize intellectual property and data security risks, while also eliminating costs, improving focus, optimizing quality and launching with a faster time-to-market for new products. We retain control over every step of the manufacturing processes, allowing us to establish our own institutional advantages and maximize efficiencies.

●	Established and trusted brands. Smart for Life, Doctors Scientific Organica, Sports Illustrated Nutrition and Greens First are well-established brands in the in the health and wellness industry. In particular, Smart for Life products are currently sold in many of the largest big-box retailers in the United States and Canada, including Costco, Walmart, Sam’s Club, BJ’s and Publix, as well as through online channels such as Amazon. DSO has established a dedicated following of consumers that are strong believers in the high-quality vitamins and supplements it sells to its customers, along with the eco-friendly and bio-degradable packaging, with Amazon sales numbers continuing to increase as a result. We believe that the Sports Illustrated brand is one of the most recognized brands in sports and athletics. In connection with our acquisition of GSP, we acquired a license for the exclusive use of the Sports Illustrated brand (excluding the Sports Illustrated Swimsuit brand for which we have a right of first offer under the license) for certain dietary and nutritional supplements, in each case to be sold to/through certain approved accounts in the United States and Canada.

●	Client focused innovative research and development. We believe that our research and development team adds significant value to our company and our customers and is a differentiating factor for our company. We strive to be technology driven leveraging technology, science, and innovation in our research and development efforts. We work closely with our clients to create and develop new and exciting products. We frequently work directly with our customers in our research and development labs to create innovative solutions that create value for our customers in a timely manner. Our team works closely with physicians to create novel wholesome products that add nutritional and functional value.

●	Ability to market through captive marketing subsidiary. We believe that our subsidiary, Nexus, allows us access to a broad spectrum of marketing tools to be utilized across the entire spectrum of our products. We believe that having an experienced management team and existing customer base accessible to all of our other brands in our portfolio will allow us to drive sales and revenue of existing products as well as test new product offerings generated through our research and development.

●	Referral only network based on long term relationships. Nexus operates a referral only network, meaning that all of its digital marketers are referred. There is no way to get a Nexus account other than being directly referred by a known good account holder. This allows Nexus to stem any fraudulent traffic, which we believe is a substantial competitive advantage for product vendors. Nexus has also established long term relationships with its product vendors and offers competitive bonuses for its digital marketer base. We believe that these factors set Nexus apart from its competition.

Growth Strategies

We will strive to grow our business by pursuing the following growth strategies.

●	Acquisition of additional businesses. The nutritional products industry is highly fragmented with a large pool of companies generating less than $20 million in revenues representing significant opportunity for industry consolidation. As noted above, we plan to acquire multiple companies aggregating a minimum of $300 million in annualized revenues by the fourth quarter of 2026. As noted above, we also do not currently have sufficient capital to complete these acquisitions. We intend to raise capital for additional acquisitions primarily through debt financing at our operating company level, additional equity offerings by our company, or by undertaking a combination of any of the above. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. There is no guarantee that we will be able to acquire additional businesses under the terms outlined above or that we will be able to find additional acquisition candidates should we terminate our plans for any of our current acquisition targets.

●	Increase sales from existing and new customers. We expect to continue to drive growth for our consumer products branded business through our increased focus on our top brands and continued expansion in various health and wellness categories, which we expect to result in incremental shelf space with existing customers and new customer additions. We expect that our focus on delivering tangible benefits to consumers through product innovation will not only benefit us but also benefit our customers. Our ability to supply both branded and private label products broadens and deepens our partnerships with key retail customers, providing us more opportunities for category leadership and growth. We view the private label business as an important and valuable service that we provide to key accounts.

●	Further penetrate international markets. Our products are currently marketed and sold in approximately two countries. In fiscal 2022, approximately 10% of our sales were to customers outside the United States. We plan to capitalize on our marketing and distribution capabilities to drive incremental international sales of our consumer product brands in emerging markets, which are characterized by a rising middle class and a strong demand for high quality nutritional and wellness products from U.S.-based manufacturers.

●	Drive productivity through operational efficiencies. We expect to continue to focus on improving efficiency across our operations to allow us to reduce costs in our manufacturing facilities as well as across our overhead cost areas. Our recent acquisition of DSO significantly increased our production capacity. In addition, we have launched an initiative to optimize our product portfolio, which we expect will enable further efficiencies across our manufacturing network. We are also introducing new initiatives that leverage automation, standardization and simplification and are expected to increase productivity across our operations.

Intellectual Property

We believe trademark protection is particularly important to the maintenance of the recognized brand names under which we market our products. We own or have rights to material trademarks or trade names that we use in conjunction with the sale of our products, including the Smart for Life, Doctors Scientific Organica, Greens First, and Sports Illustrated Nutrition brand names. We also own website domain names and have proprietary methodologies that we use in our manufacturing businesses. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

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

Employees

As of December 31, 2022, we had approximately 145 employees with approximately 68 of such employees being engaged in our manufacturing operations and the balance being engaged in management or middle management. None of our employees are represented by labor unions, and we believe that we have an excellent relationship with our employees.

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

We have generated losses since inception and have relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support our operations. For the year ended December 31, 2022, we generated an operating loss of $12,206,586 and a net loss of $29,977,815. We cannot assure you that we will achieve profitably or that we will have adequate working capital to meet our obligations as they become due. Management believes that our success will depend on our ability to successfully complete additional acquisitions of profitable nutraceutical companies and related products as well as develop our own brands. We cannot guarantee that we will be successful in completing acquisitions or any other companies or products, that we will successfully integrate acquired companies, or that we will be able to successfully develop our own brands. We cannot assure you that even if we are successful in completing the acquisitions or in developing our own branded products, we will be successful in profitably managing such companies, acquired assets and brands. We cannot assure you that we will maintain profitability for any period of time or that investors will not lose their entire investment.

The effect of the COVID-19 pandemic on our operations, and the operations of our customers and suppliers, has had, and is expected to continue to have, a negative effect on our business, financial condition, cash flows and results of operations.

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

Furthermore, the global deterioration in economic conditions, which may have an adverse impact on discretionary consumer spending or investing, could also impact our business and demand for our products. For instance, consumer spending and investing may be negatively impacted by general macroeconomic conditions, including a rise in unemployment, and decreased consumer confidence resulting from the pandemic. Changing consumer and investor behaviors as a result of the pandemic may also have a material impact on our revenue.

Our efforts to help mitigate the negative impact of the outbreak on our business may not be effective, and we may be affected by a protracted economic downturn. Furthermore, while many governmental authorities around the world have and continue to enact legislation to address the impact of COVID-19, including measures intended to mitigate some of the more severe anticipated economic effects of the virus, we may not benefit from such legislation, or such legislation may prove to be ineffective in addressing COVID-19’s impact on our and our customer’s businesses and operations. Even after the COVID-19 outbreak has subsided, we may continue to experience impacts to our business as a result of COVID-19’s global economic impact and any recession that has occurred or may occur in the future. Further, as the COVID-19 situation is unprecedented and continuously evolving, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or in a manner that we currently do not consider that may present significant risks to our operations.

The extent to which the COVID-19 pandemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted as of the date of this report. Nevertheless, the pandemic and the current financial, economic and capital markets environment, and future developments in the global supply chain and other areas present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank Corp., or Signature, and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder.

At the time the FDIC took control, we held assets valued at approximately $50,000 in accounts with Signature. We received full access to those funds on March 27, 2023. As of the date of this report, we have full access to and control over all of our cash, cash equivalents and short-term investments. In addition, because a substantial majority of our cash, cash equivalents and short-term investments is held at financial institution unaffiliated with Signature, we do not expect any material impact to our operations directly related to the closure of Signature.

Although we are not a borrower under or party to any material letter of credit or any other such instruments with any other financial institution currently in receivership, if we enter into any such instruments and any of our lenders or counterparties to such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our partners, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to credit agreements and arrangements with these financial institutions, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of these financial institutions and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program.

Our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, any financial institutions with which we enter into credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These risks include, but may not be limited to, the following:

●	delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;

●	inability to enter into credit facilities or other working capital resources;

●	potential or actual breach of contractual obligations that require us to maintain letters of credit or other credit support arrangements; or

●	termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses or other obligations, financial or otherwise, result in breaches of our financial and/or contractual obligations, or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our partners, vendors or suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a partner may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a supplier may determine that it will no longer deal with us as a customer. In addition, a vendor or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. The bankruptcy or insolvency of any partner, vendor or supplier, or the failure of any partner to make payments when due, or any breach or default by a partner, vendor or supplier, or the loss of any significant supplier relationships, could cause us to suffer material losses and may have a material adverse impact on our business.

Unfavorable publicity or consumer perception of our products and any similar products distributed by other companies could have a material adverse effect on our business.

We believe the nutritional supplement market is highly dependent upon consumer perception regarding the safety, efficacy and quality of nutritional supplements generally, as well as of products distributed specifically by us. Consumer perception of our products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, national media attention and other publicity regarding the consumption of nutritional supplements. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the nutritional supplement market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the demand for our products and our business, results of operations, financial condition and cash flows. Our dependence upon consumer perceptions means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, whether or not accurate or with merit, could have a material adverse effect on us, the demand for our products, and our business, results of operations, financial condition and cash flows. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of nutritional supplements in general, or our products specifically, or associating the consumption of nutritional supplements with illness, could have such a material adverse effect. Such adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers' failure to consume such products appropriately or as directed.

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

With our acquisition of Nexus in 2021, we entered the digital marketing industry as a way to promote the products and brands that we sell. We compete with other advertising service providers that may reach our target audience by means that are more effective than our services. Further, if such other providers of advertising have a long operating history, large product and service suites, more capital resources and broad international or local recognition, our operating results may be adversely affected if we cannot successfully compete.

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

During fiscal 2022, Amazon and Costco accounted for 30% and 10%, respectively, of our total revenues. We do not have a long-term contract with these major customers, and the loss of any major customer could have a material adverse effect on our results of operations. In addition, our results of operations and ability to service our debt obligations would be impacted negatively to the extent that any major customer is unable to make payments to us or does not make timely payments on outstanding accounts receivables.

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

On August 24, 2021, we established Smart for Life Canada Inc. as a wholly owned subsidiary of DSO in Canada. This subsidiary sells retail products through a retail store location in Montreal Canada and the same location also acts as distribution center for our international direct to consumer and big box customers. We maintain inventory and employees at this location. We have sales outside of the United States. For fiscal 2022 and 2021, international sales represented approximately 10% and 15%, respectively, of our total revenues.

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

We are dependent on Alfonso J. Cervantes, Jr. (Executive Chairman), Darren C. Minton (Chief Executive Officer and President), and Alan B. Bergman (Chief Financial Officer). There can be no assurance that they will continue to be employed by us for a particular period of time. The loss of any member of the board of directors or executive officer or advisors could harm our business, financial condition, cash flow and results of operations.

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

On June 2, 2022, we received a notification letter, which was modified on June 3, 2022, from Nasdaq notifying us that we were not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of our common stock for the 30 consecutive business days from April 20, 2022 to June 1, 2022, we no longer meet the minimum bid price requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided 180 calendar days, or until November 29, 2022, to regain compliance with Nasdaq Listing Rule 5550(a)(2).

On November 28, 2022, we received an additional notification letter from Nasdaq notifying us that we are not in compliance with the Nasdaq stockholders’ equity requirement of $2,500,000 for continued listing on The Nasdaq Capital Market, as set forth in Listing Rule 5550(b), given that our Form 10-Q for the period ended September 30, 2022 evidenced stockholders’ equity of only $2,051,279. Given the stockholders’ equity deficiency, Nasdaq determined to terminate the grace period noted above one day early, pursuant to its discretionary authority, as set forth in Listing Rule 5101. Based on the foregoing, we requested a hearing before a Nasdaq Hearings Panel, which was held on January 19, 2023. The hearing request stayed any suspension or delisting action pending the conclusion of the hearings process.

On January 25, 2023, we received a notification letter from Nasdaq notifying us that the Nasdaq Hearings Panel granted an exception from the foregoing continued listing standards until May 30, 2023. Accordingly, we have until May 30, 2023 to regain compliance with the foregoing rules.

On March 15, 2023, we held a special meeting of stockholders at which we received stockholder approval for our board of directors to implement one or more reverse stock splits of our outstanding common stock at a ratio of not less than 1-for-5 and not more than 1-for-50 in the aggregate at any time prior to December 31, 2023. We intend to implement a reverse stock split within the next few weeks.

A delisting of our common stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

The market price of our stock may be highly volatile, and you could lose all or part of your investment.

The market for our common stock may be characterized by significant price volatility when compared to the shares of larger, more established companies that have large public floats, and our stock price will likely be more volatile than the shares of such larger, more established companies for the indefinite future. The stock market in general has recently been highly volatile. Furthermore, there have been recent instances of extreme stock price run-ups followed by rapid price declines and stock price volatility following a number of recent initial public offerings, particularly among companies with relatively smaller public floats. We also experienced such volatility following our initial public offering in February 2022 and may continue to experience such volatility, which may be unrelated to our actual or expected operating performance and financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our common stock.

The market price of our common stock is likely to be volatile due to a number of factors. First, as noted above, our common stock is likely to be more sporadically and thinly traded compared to the shares of such larger, more established companies. The price for our common stock could, for example, decline precipitously in the event that a large number of shares is sold on the market without commensurate demand. Secondly, we are a speculative or “risky” investment due to our lack of profits to date. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that has a large public float. Many of these factors are beyond our control and may decrease the market price of our common stock regardless of our operating performance. The market price of our common stock could also be subject to wide fluctuations in response to a broad and diverse range of factors, including the following:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our corporate offices, along with the Ceautamed office and warehouse, are located at 990 S Rogers Circle, Suite 3, Boca Raton, Florida 33487. We rent this facility under a lease that commenced on December 1, 2022 and ends on December 31, 2029, with one option to extend the term for five years. The monthly rent is approximately $13,283 for the first year, with 3.5% annual increases to approximately $16,328 in the final year of the initial term. We are also responsible for our proportionate (5.69%) share of any increases to the landlord’s taxes, insurance and common area maintenance costs after December 31, 2022.

BSNM is located at 10575 N.W. 37th Terrace, Doral, Florida 33178. It operates a manufacturing facility at this address. The building housing this manufacturing facility is under a 5-year lease ending in December 1, 2027, at a rental rate of $7,856 per month with a 3% annual increase.

DSO’s manufacturing and corporate offices are located at 1210 W 13th St, Riviera Beach, Florida 33404. It operates a 30,000 square foot manufacturing facility at this address. The building housing this manufacturing facility is under a five-year lease ending in August 2028 at a rental rate of $24,470 per month with a 3% annual increase. DSO has an option to renew this lease for an additional three years with a 3% annual increase in the rental amount.

Our Canadian subsidiary Smart for Life Canada Inc. operates a retail store located at 6525 Décarie Boulevard, Suite GR-3, Montreal, Quebec, Canada H3W-3E3. This location also acts as a distribution center for our international direct to consumer and big box customers. Smart for Life Canada Inc. rents this facility under a three-year lease agreement ending in September 2024 at a rental rate of C$37,570 per year (approximately US$46,734), plus its 3.53% proportionate share of real estate taxes and operating expenses.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the Nasdaq Capital Market under the symbol “SMFL.”

Number of Holders of our Common Shares

As of March 29, 2023, there were approximately 88 stockholders of record of our common stock. In computing the number of holders of record of our common stock, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

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

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2022 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2022 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2022.

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

Overview

We are engaged in the development, marketing, manufacturing, acquisition, operation and sale of a broad spectrum of nutritional and related products with an emphasis on health and wellness. Structured as a global holding company, we are executing a buy-and-build strategy with serial accretive acquisitions creating a vertically integrated company with an objective of aggregating companies generating a minimum of $300 million in revenues by the fourth quarter of 2026. To drive growth and earnings, we are developing proprietary products as well as acquiring other profitable companies, encompassing brands, manufacturing and distribution channels.

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

On July 29, 2022, we acquired Ceautamed. Ceautamed is based in Boca Raton, Florida and owns the Greens First line of branded products which have been specifically marketed to the healthcare provider sector. These vitamins and supplements have been sold on a business-to-business basis, direct-to-consumer basis, as well as sold utilizing an international medical distribution company pursuant to a long-term contract.

Recent Developments

On February 14, 2023, we filed for Employee Retention Credits for an aggregate amount of approximately $1,635,000.

Subsequent to December 31, 2022, we issued additional original discount subordinated debentures in the aggregate principal amount of $1,046,471. The debentures contain an original issue discount of 15%, or an aggregate original issue discount of $156,971. As a result, the net proceeds recorded was $889,500. The debentures bear interest at a rate of 17.5% per annum.

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

Furthermore, the global deterioration in economic conditions, which may have an adverse impact on discretionary consumer spending or investing, could also impact our business and demand for our products. For instance, consumer spending and investing may be negatively impacted by general macroeconomic conditions, including a rise in unemployment, and decreased consumer confidence resulting from the pandemic. Changing consumer and investor behaviors as a result of the pandemic may also have a material impact on our revenue.

Our efforts to help mitigate the negative impact of the outbreak on our business may not be effective, and we may be affected by a protracted economic downturn. Furthermore, while many governmental authorities around the world have and continue to enact legislation to address the impact of COVID-19, including measures intended to mitigate some of the more severe anticipated economic effects of the virus, we may not benefit from such legislation, or such legislation may prove to be ineffective in addressing COVID-19’s impact on our and our customer’s businesses and operations. Even after the COVID-19 outbreak has subsided, we may continue to experience impacts to our business as a result of COVID-19’s global economic impact and any recession that has occurred or may occur in the future. Further, as the COVID-19 situation is unprecedented and continuously evolving, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or in a manner that we currently do not consider that may present significant risks to our operations.

The extent to which the COVID-19 pandemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted as of the date of this report. Nevertheless, the pandemic and the current financial, economic and capital markets environment, and future developments in the global supply chain and other areas present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows. See also Item 1A “Risk Factors” for more information.

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

Results of Operations

Comparison of Years Ended December 31, 2022 and 2021

The following table sets forth key components of our results of operations during the years ended December 31, 2022 and 2021, both in dollars and as a percentage of our revenues.

	December 31, 2022		December 31, 2021
	Amount	% of Revenues	Amount	% of Revenues
Revenues
Products	$14,331,482	80.67%	$8,330,571	92.33%
Advertising	3,434,879	19.33%	692,022	7.67%
Total revenues	17,766,361	100.00%	9,022,593	100.00%
Cost of revenues
Products	10,327,956	58.13%	5,596,247	62.02%
Advertising	2,561,276	14.42%	528,386	5.86%
Total cost of revenues	12,889,232	72.55%	6,124,633	67.88%
Gross profit	4,877,129	27.45%	2,897,960	32.12%
Operating expenses
General and administrative	6,321,672	35.58%	2,948,466	32.68%
Compensation	6,690,889	37.66%	3,564,978	39.51%
Professional Services	1,925,713	10.84%	907,412	10.06%
Depreciation and amortization expense	2,145,441	12.08%	717,925	7.96%
Total operating expenses	17,083,715	96.16%	8,138,781	90.20%
Operating loss	(12,206,586)	(68.71)%	(5,240,821)	(58.09)%
Other income (expense)
Other expense	(8,900)	(0.05)%	(12,782)	(0.14)%
Consulting fees - related parties	(1,471,199)	(8.28)%	-	-
IPO expenses	(702,394)	(3.95)%	-	-
Gain on extinguishment of debt	329,052	1.85%	-	-
Interest expense	(15,917,788)	(89.60)%	(2,511,920)	(27.84)%
Total other expense	(17,771,229)	(100.03)%	(2,524,702)	(27.98)%
Net loss	$(29,977,815)	(168.73)%	$(7,765,523)	(86.07)%

Revenues. Our total revenues increased by $8,743,768, or 96.91%, to $17,766,361 for the year ended December 31, 2022 from $9,022,593 for the year ended December 31, 2021. Such increase was primarily due to the acquisitions that were completed in 2021 and 2022, including the acquisition of DSO that was completed in the third quarter of 2021, the acquisitions of Nexus and GSP that were completed in the fourth quarter of 2021 and the acquisition of Ceautamed that was completed in the third quarter of 2022.

Our nutraceutical business generates revenue from the sales of nutritional and related products. Revenues from our nutraceutical business (products) increased by $6,000,911, or 72.03%, to $14,331,482 for the year ended December 31, 2022 from $8,330,571 for the year ended December 31, 2021. This increase was primarily due to the acquisitions, as well as increased sales of our contract manufacturing services associated with the relief of certain supply constraints of products and increased marketing efforts for our products and services. The increase was the result of an increase in the volume of products sold and not due to pricing changes.

Our digital marketing business generates revenues when sales of listed products are sold by product vendors through our network as a result of the marketing efforts of digital marketers. Revenues from our digital marketing business (advertising), which is operated by Nexus, were $3,434,879 for the year ended December 31, 2022 and $692,022 for the period from November 8, 2021 (date of acquisition) to December 31, 2021.

Cost of revenues. Our total cost of revenues increased by $6,764,599, or 110.45%, to $12,889,232 for the year ended December 31, 2022 from $6,124,633 for the year ended December 31, 2021. Such increase was primarily due to the acquisitions described above.

Cost of revenues for our nutraceutical business consist of ingredients, packaging materials, freight, and labor associated with the production of various products. Cost of revenues for our nutraceutical business (products) increased by $4,731,709, or 84.55%, to $10,327,956 for the year ended December 31, 2022 from $5,596,247 for the year ended December 31, 2021. Such increase was primarily due to the acquisitions described above. As a percentage of product revenues, cost of revenues for product sales increased from 67.18% in 2021 to 72.55% in 2022 due to rising prices for raw materials.

Cost of revenues for our digital marketing business consist of commissions and bonuses paid to digital marketers. Cost of revenues from our digital marketing business (advertising) were $2,561,276 for the year ended December 31, 2022 and $528,386 for the period from November 8, 2021 (date of acquisition) to December 31, 2021. As a percentage of advertising revenues, cost of revenues for advertising sales was 74.57% for the year ended December 31, 2022 and 76.35% for the period from November 8, 2021 (date of acquisition) to December 31, 2021.

Gross profit. As a result of the foregoing, our gross profit increased by $1,979,169, or 68.30%, to $4,877,129 for the year ended December 31, 2022 from $2,897,960 for the year ended December 31, 2021. As a percentage of revenues, our gross profit decreased from 32.12% in 2021 to 27.45% in 2022.

General and administrative expenses.  Our general and administrative expenses consist primarily of advertising expenses, bad debts, rent expense, insurance and other expenses incurred in connection with general operations. Our general and administrative expenses increased by $3,373,206, or 114.41% to $6,321,672 for the year ended December 31, 2022 from $2,948,466 for the year ended December 31, 2021. Such increase was primarily due to increased rates for insurance as a public company and full year operations for subsidiaries, including advertising, acquired in 2021 and five months of activities for Ceautamed, which was acquired during 2022. As a percentage of revenues, general and administrative expenses increased from 32.68% in 2021 to 35.58% in 2022.

Compensation.  Our compensation expenses include both cash and non-cash items, including salaries plus related payroll taxes. Our compensation expenses increased by $3,125,911, or 87.68% to $6,690,889 for the year ended December 31, 2022 from $3,564,978 for the year ended December 31, 2021. Such increase was primarily due to the full year of operations for subsidiaries acquired in 2021 and five months of activity for Ceautamed, which was acquired in 2022. As a percentage of revenues, compensation expenses decreased from 39.51% in 2021 to 37.66% in 2022.

Professional services.  Our professional services expenses consist primarily of investor relations, consulting, advisory, legal and audit expenses incurred in connection with general operations. Our professional services expenses increased by $1,018,301, or 112.22% to $1,925,713 for the year ended December 31, 2022 from $907,412 for the year ended December 31, 2021. Such increase was primarily due to our initial public offering, or the IPO, in February 2022. As a percentage of revenues, professional services expenses increased from 10.06% in 2021 to 10.84% in 2022.

Depreciation and amortization. Depreciation and amortization was $2,145,441, or 12.08% of revenues, for the year ended December 31, 2022, as compared to $717,925, or 7.96% of revenues, for the year ended December 31, 2021. The increase in amortization is associated with the amortization of the intangible assets acquired in the various acquisitions.

Total other income (expense). We had $17,771,229 in total other expense, net, for the year ended December 31, 2022, as compared to total other expense, net, of $2,524,702 for the year ended December 31, 2021. Total other expense, net, for the year ended December 31, 2022 consisted of interest expense of $15,917,788, related party consulting fees of $1,471,199, IPO expenses of $702,394 and other expense of $8,900, offset by a gain on debt extinguishment of $329,052, while other expense, net, for the year ended December 31, 2021 consisted of interest expense of $2,511,920 and other expense of $12,782.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $29,977,815 for the year ended December 31, 2022, as compared to $7,765,523 for the year ended December 31, 2021, an increase of $22,212,292, or 286.04%.

Liquidity and Capital Resources

As of December 31, 2022, we had cash of $69,714. To date, we have financed our operations primarily through revenue generated from operations, bank borrowings and sales of our securities. Since our inception in 2017, we have experienced losses and as a result have continued to use cash in our operations. We have been dependent upon financing activities as we implement our acquisition strategy.

We believe that our current levels of cash, along with the recent acquisition of Ceautamed and with additional debt or equity issuances of approximately $12 million, will be sufficient to meet our anticipated cash needs for our operations for at least the next 12 months. Additional funds will be required to execute our business plan and our strategy of acquiring additional companies. The funds required to execute this business plan will depend on the size, capital structure and purchase price consideration that the seller of a target business deems acceptable in a given transaction. The amount of funds needed to execute our business plan also depends on what portion of the purchase price of a target business the seller of that business is willing to take in the form of seller notes or our equity or equity in one of our subsidiaries. As noted elsewhere in this report, we intend on paying no more than 60% cash on any acquisition that we execute with a target of 50%. Given these factors, we believe that the amount of outside additional capital necessary to execute our business plan for the next 12 months ranges from $10 million to $30 million.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(9,377,916)	$(4,965,458)
Net cash used in investing activities	(3,064,456)	(8,241,383)
Net cash provided by financing activities	12,306,993	12,926,986
Net change in cash	(135,379)	(279,855)
Cash and cash equivalents at beginning of year	205,093	484,948
Cash and cash equivalents at end of year	$69,714	$205,093

Our net cash used in operating activities was $9,377,916 for the year ended December 31, 2022, as compared to $4,965,458 for the year ended December 31, 2021. For the year ended December 31, 2022, our net loss of $29,977,815, offset by interest expense associated with future equity agreements of $10,844,960, debt issuance cost of $2,833,080, an increase in accounts payable of $2,463,903, and depreciation and amortization of $2,145,441, were the primary drivers for cash used in operations. For the year ended December 31, 2021, our net loss of $7,765,523 and a decrease in inventory of $842,049, offset by an increase in accrued expenses of $1,012,897, depreciation and amortization expense of $717,925 and debt issuances costs of $621,638, were the primary drivers for cash used in operations.

Our net cash used in investing activities was $3,064,456 for the year ended December 31, 2022, as compared to $8,241,383 for the year ended December 31, 2021. Net cash used in investing activities for the year ended December 31, 2022 consisted of cash paid for the acquisition of Ceautamed of $3,000,000 and purchase of equipment of $64,456, while the net cash used in investing activities for the year ended December 31, 2021 consisted of cash paid for the acquisition of DSO of $6,000,000, cash paid for the acquisition of Nexus of $2,100,000 and purchases of property and equipment of $141,383.

Our net cash provided by financing activities was $12,306,993 for the year ended December 31, 2022, as compared to $12,926,986 for the year ended December 31, 2021. Net cash provided by financing activities for the year ended December 31, 2022 consisted of proceeds from the IPO of $12,684,739, proceeds from convertible notes and notes payable of $9,797,275 and proceeds from a private placement of common stock of $910,001, offset by repayments on convertible notes and notes payable of $10,888,609 and payments to related parties of $196,413, while net cash provided by financing activities for the year ended December 31, 2021 consisted of proceeds from the issuance of note payables of $7,418,969, net proceeds of $7,080,000 from the private placement of preferred stock and receipts from related parties of $1,367,400, offset by repayments on convertible notes and notes payable of $1,851,860 and repayments to related parties of $1,087,523.

Private Placement of Common Stock and Prefunded Warrants

On December 8, 2022, we entered into a securities purchase agreement with certain accredited investors, pursuant to which we issued to the investors an aggregate of 1,282,896 shares of common stock and prefunded warrants to purchase an aggregate of 1,574,248 shares of common stock for an aggregate purchase price of $1,000,000, or $0.35 per underlying share.

The investors were previously issued 12% unsecured subordinated convertible debentures in the aggregate principal amount of $2,250,000, which were convertible into shares of common stock at a conversion price of $1.00 per share. In connection with the securities purchase agreement, the investors agreed to convert all outstanding principal and interest on the debentures, in the amount of $2,542,500, into an aggregate of 2,542,501 shares of common stock in accordance with the terms of the debentures. In consideration for, and as inducement for, the conversion of the debentures as aforesaid, we also issued to the investors debenture prefunded warrants to purchase an aggregate of 4,721,787 shares of common stock.

The investors were also previously issued warrants for the purchase of an aggregate of 11,999,404 shares of common stock at an exercise price of $6.25, which contain a full ratchet anti-dilution adjustment provision. As a result of the issuance of shares at $0.35 per share, the exercise price of these warrants was reduced to $0.35 per share and the number of shares underlying the warrants was increased to 214,275,076 shares in accordance with the terms of the warrants. Pursuant to the securities purchase agreement, the investors then agreed to amend and restate the terms of the warrants to, among other things, remove full ratchet anti-dilution adjustment provision.

Dawson James Securities, Inc. acted as placement agent in connection with the private placement described above and received a cash commission of $90,000 and warrants for the purchase of 228,572 shares of common at an exercise price of $0.35.

Initial Public Offering

On February 16, 2022, we entered into an underwriting agreement with Dawson James Securities, Inc., as representative of the several underwriters named on Schedule I thereto, relating to our IPO of units, each unit consisting of one share of common stock, a series A warrant to purchase one share of common stock and a series B warrant to purchase one share of common stock. Pursuant to the underwriting agreement, we agreed to sell 1,440,000 units to the underwriters, at a purchase price per unit of $9.10 (the offering price to the public of $10.00 per unit minus the underwriters’ discount), and also agreed to grant to the underwriters a 45-day option to purchase up to 216,000 additional shares of common stock, up to 216,000 additional series A warrants, and/or up to 216,000 additional series B warrants, in any combination thereof, at a purchase price to the public of $9.98 per share and $0.01 per warrant, less underwriting discounts and commissions, solely to cover over-allotments, if any.

On February 18, 2022, the closing of our IPO was completed. At the closing, the underwriters partially exercised the option and purchased 206,390 series A warrants and 206,390 series B warrants. Therefore, we sold 1,440,000 shares of common stock, 1,646,390 series A warrants and 1,646,390 series B warrants for total gross proceeds of $14,404,128. After deducting the underwriting commission and expenses, we received net proceeds of approximately $12,684,739. We used to the proceeds of the offering to pay off certain debt and plan to use the remaining net proceeds for working capital and general corporate purposes.

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

The series B warrants are exercisable until the fifth anniversary of the issuance date at an exercise price equal to $10.00 per share and may be exercised on a cashless basis, whereby the holder will receive one share of common stock for each series B warrant exercised. As of December 31, 2022, 1,439,230 of the series B warrants were exercised on a cashless basis and we issued 1,439,230 shares of common stock upon such exercise.

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

Outstanding Debt

Original Issue Discount Subordinated Debentures

In June 2022, we commenced an offering of original issue discount subordinated debentures. As of December 31, 2022, we have completed four closings of this offering and issued debentures in the aggregate principal amount of $3,911,770. The debentures contain an original issue discount of 15%, or an aggregate original issue discount of $586,770. As a result, the total purchase price was $3,325,000. The debentures bear interest at a rate of 17.5% per annum. The outstanding principal amount and all accrued interest is due and payable on the earlier of (i) the completion of our next equity financing in which we receive gross proceeds in excess of $20 million, (ii) twenty-four months after the date of issuance or (iii) within 30 days after election of repayment from the holder so long as the election is after the 6-month anniversary of the debenture. We may voluntarily prepay the debentures in whole or in part without premium or penalty. The debentures contain customary events of default for a loan of this type. The debentures are unsecured and are subordinated in right of payment to the prior payment in full of all senior indebtedness and are pari passu in right of payment to any other unsecured indebtedness incurred by us in favor of any third party. As of December 31, 2022, the outstanding principal balance of the debentures was $3,911,770 and debt issuance cost was $459,075.

Original Issue Discount Secured Subordinated Note

On July 29, 2022, we entered into a securities purchase agreement with an accredited investor, pursuant to which we sold an original issue discount secured subordinated note in the principal amount of $2,272,727 to such investor. The note contains an original issue discount of 12%, or an original issue discount of $272,727. As a result, the total purchase price was $2,000,000, the proceeds of which were used to fund the acquisition of Ceautamed. The note shall bear interest at the rate of 16% per annum and matures on July 29, 2027. The outstanding principal and all accrued interest shall be amortized on a 60-month straight-line basis and payable in accordance with the amortization schedule set forth on Exhibit A to the note. We may prepay the principal and all accrued and unpaid interest on the note without penalty, in whole or in part; provided however, in no event before January 15, 2023, unless with the explicit prior written approval of the holder. The note contains customary events of default for a loan of this type. The note is guaranteed by BSNM, DSO, Nexus, GSP and Ceautamed and is secured by a security interest in all of the assets of our company and such guarantors; provided that such security interest is subordinate to the rights of the lenders under any senior indebtedness (as defined in the note). As of December 31, 2022, the outstanding principal balance of the note was $2,242,853 and debt issuance cost was $250,025.

Acquisition Notes

On July 1, 2021, we issued a 6% secured subordinated promissory note in the principal amount of $3,000,000 to Sasson E. Moulavi in connection with the acquisition of DSO. This note accrues interest at 6% per annum with the outstanding principal and interest amortized on a straight-line basis and payable quarterly in accordance with the amortization schedule attached to the note, with all amounts due and payable on July 1, 2024. On November 29, 2022, we entered into a letter agreement with Sasson E. Moulavi to amend the terms of the note. Pursuant to the letter agreement, the parties agreed to amend and restate the note to amend the amortization schedule attached thereto, with the first payment deferred until February 15, 2023 and all amounts due and payable on August 15, 2024. In exchange for the agreement of Dr. Moulavi to enter into the letter agreement, we agreed to (i) issue to Dr. Moulavi 100,000 shares of common stock under our 2022 Equity Incentive Plan and (ii) pay to Dr. Moulavi a fee of $50,000 in cash, which shall be paid upon completion of our anticipated debt financing. We may prepay all or any portion of this note any time prior to maturity without premium or penalty. This note contains customary covenants and events of default for a loan of this type, including if a default occurs under any senior secured indebtedness to banks and other financial institutions or private equity funds, and is secured by a security interest in all of the assets of DSO; provided that such security interest is subordinate to the rights of the lenders under any such senior secured indebtedness. As of December 31, 2022, the outstanding principal balance of this note was $3,050,000.

On November 8, 2021, we issued a 5% secured subordinated promissory note in the principal amount of $1,900,000 to Justin Francisco and Steven Rubert in connection with the acquisition of Nexus. This note accrues interest at 5% per annum and the outstanding principal and interest will be amortized on a straight-line basis and are payable quarterly in accordance with the amortization schedule attached to the note, with all amounts due and payable on November 8, 2024. We may prepay all or any portion of this note any time prior to maturity without premium or penalty. The note contains customary covenants and events of default for a loan of this type, including if a default occurs under any senior secured indebtedness to banks and other financial institutions or private equity funds, and is secured by a security interest in all of our assets; provided that such security interest is subordinate to the rights of the lenders under any such senior secured indebtedness. As of December 31, 2022, the outstanding principal balance of this note was $1,900,000.

On July 29, 2022, we issued secured subordinated convertible promissory notes in the aggregate principal amount of $2,150,000 in connection with the acquisition of Ceautamed. The notes shall bear interest at the rate of 5% per annum with all principal and accrued interest being due and payable in one lump sum on July 29, 2025; provided that upon an event of default (as defined in the notes), such interest rate shall increase to 10%. The notes are convertible at the option of the holder into common stock at a conversion price of $6.25; provided that the holder may not elect to convert a portion of the outstanding principal in an amount less than the lesser of $200,000 or the remaining outstanding principal. The notes contain customary covenants and events of default for loans of this type, including upon any default under the senior indebtedness (as defined in the notes). The notes are guaranteed by Ceautamed and its subsidiaries and are secured by a security interest in all of the assets of such guarantors; provided that such security interest is subordinate to the rights of the lenders under any such senior indebtedness. As of December 31, 2022, the outstanding principal balance of these notes was $2,150,000.

On July 29, 2022, we issued secured subordinated promissory notes in the aggregate principal amount of $2,150,000 in connection with the acquisition of Ceautamed. The notes shall bear interest at the rate of 5% per annum and mature on July 29, 2025; provided that upon an event of default (as defined in the notes), such interest rate shall increase to 10%. The outstanding principal and all accrued interest shall be amortized on a five-year straight-line basis and payable in accordance with the amortization schedule set forth on Exhibit A to the notes. We may redeem all or any portion of the notes at any time without premium or penalty. The notes contain customary covenants and events of default for loans of this type, including upon any default under the senior indebtedness (as defined in the notes). The notes are guaranteed by Ceautamed and its subsidiaries and are secured by a security interest in all of the assets of such guarantors; provided that such security interest is subordinate to the rights of the lenders under any such senior indebtedness. As of December 31, 2022, the outstanding principal balance of these notes was $2,150,000.

On July 29, 2022, we issued secured subordinated promissory notes in the aggregate principal amount of $1,300,000 in connection with the acquisition of Ceautamed. The notes bore interest at the rate of 5% per annum with all principal and accrued interest being due and payable in one lump sum ninety (90) days from the date of the note; provided that upon an event of default (as defined in the notes), such interest rate shall increase to 10%. On November 28, 2022, we entered into letter agreements with the holders of most of the notes to amend the terms of these notes. Pursuant to letter agreements, the parties agreed to extend the maturity date to June 1, 2023 and agreed to a seven month payment schedule, with the first payment due December 1, 2022. The parties also agreed to increase the default interest rate from 10% to 15%. We also agreed that if an event of default (as defined in the notes) has occurred and is continuing, then we shall not create any senior indebtedness (as defined in the notes) without the consent of the holders of a majority of the principal amount of the notes. In exchange for the agreement of the holders to enter into the letter agreements, we agreed to pay certain amendment fees as more particularly described in the letter agreements. We are in the process of negotiating a similar extension of one remining note in the principal amount of $100,000. We may redeem all or any portion of the notes at any time without premium or penalty. The notes contain customary covenants and events of default for loans of this type, including upon any default under the senior indebtedness (as defined in the notes). The notes are guaranteed by Ceautamed and its subsidiaries and are secured by a security interest in all of the assets of such guarantors; provided that such security interest is subordinate to the rights of the lenders under any such senior indebtedness. As of December 31, 2022, the outstanding principal balance of these notes was $1,100,000.

Promissory Notes

On July 1, 2021, we entered into a loan agreement with Diamond Creek Capital, LLC for a term loan in the principal amount of up to $3,000,000. The loan bears interest at a rate of 15.0% per annum, provided that upon an event of default, such rate shall increase by 5%. The loan was due and payable on the earlier of July 1, 2022 or upon completion of the initial public offering. We repaid $1,325,000 of the principal balance and $27,604 of the interest from the proceeds of the initial public offering. In connection with such repayment, the lender agreed that the remaining loan is due and payable on July 1, 2023. The loan is secured by all of our assets and contains customary events of default. As of December 31, 2022, the outstanding principal balance of this note was $1,125,000.

Since inception, we have issued other promissory notes to various lenders. These notes accrued interest at rates between 12-17%. These notes were unsecured and contain customary events of default. As of December 31, 2021, the outstanding principal balance of these notes was $5,993,720. These notes were repaid in full upon closing of the initial public offering in February 2022, with the exception of a note which has an outstanding balance of $200,000 at December 31, 2022. This note accrues interest at 12% and is due and payable on April 1, 2023.

On November 2, 2022, we issued a promissory note in the principal amount of $50,000. This note bears interest at a rate of 12% and is due on demand. At December 31, 2022, the outstanding amount was $20,000.

On December 6, 2022, we issued a promissory note in the principal amount of $30,000. This note bears interest at a rate of 12% and is due on demand. At December 31, 2022, the outstanding amount was $30,000.

On December 21, 2022, we issued a promissory note in the principal amount of $100,000. This note bears interest at a rate of 12% and is due on demand. At December 31, 2022, the outstanding amount was $100,000.

Cash Advances

In June 2022, we entered into a cash advance agreement for $341,150 with a required repayment amount of $490,000, which requires weekly payments of approximately $19,738. At December 31, 2022, the outstanding amount was $67,624.

In July 2022, we entered into a cash advance agreement for $650,000 with a required repayment amount of $897,750, which requires weekly payments of approximately $40,806. At December 31, 2022, the outstanding amount was $474,690.

In August 2022, we entered into a cash advance agreement for $100,000 with a required repayment amount of $146,260, which requires weekly payments of approximately $6,200. At December 31, 2022, the outstanding amount was $35,460.

In September 2022, we entered into a cash advance agreement for $243,750 with a required repayment amount of $372,500, which requires weekly payments of approximately $15,000. At December 31, 2022, the outstanding amount was $272,500.

In October 2022, we entered into cash advance agreements for $250,000 with a required repayment amount of $303,000. At December 31, 2022, the outstanding amount was $258,000.

In November 2022, we entered into cash advance agreements for $592,236 with a required repayment amount of $994,460, which requires weekly payments of approximately $52,422. At December 31, 2022, the outstanding amount was $608,122.

In November 2022, we entered into a cash advance agreement for $379,585 which included $110,986 in cash and a refinance of a prior advance of $283,264, with a required repayment amount of $622,085, which requires weekly payments of approximately $34,560. At December 31, 2022, the outstanding amount was $312,991.

In December 2022, we entered into cash advance agreements for $293,000 with a required repayment amount of $439,207, which requires weekly payments of approximately $39,905. At December 31, 2022, the outstanding amount was $323,853.

Revolving Lines of Credit

In 2021, DSO entered into two revolving lines of credit with a bank, which permitted borrowings up to $1,176,000, and bears interest at 8.99% and 7.99%. As of December 31, 2022, the outstanding principal balance of this lines of credit was $670,096.

In August 2022, Ceautamed entered into a revolving line of credit with a bank, which permitted borrowing up to $60,000, and bears interest at 45.09%. As of December 31, 2022, the outstanding principal balance of this line of credit was $45,703.

In September 2022, DSO entered into a revolving line of credit with a bank, which permitted borrowings up to $70,000, and bears interest at 9.49%. As of December 31, 2022, the outstanding principal balance of this lines of credit was $59,253.

Equipment Financing Loan

In May 2022, we entered into an equipment financing loan for $146,765 used for the purchase of equipment within BSNM’s operations. The loan bears interest at 10.18% and matures on April 1, 2027. At December 31, 2022, the outstanding amount was $133,211.

In August 2022, we entered into an equipment financing loan for $35,050 used for the purchase of equipment within BSNM’s operations. The loan bears interest at 10.18% and matures on August 1, 2027. At December 31, 2022, the outstanding amount was $33,433.

In July 2022, we entered into an equipment financing loan for $8,463 used for the purchase of equipment within Ceautamed’s operations. At December 31, 2022, the outstanding amount was $7,181.

EIDL Loan

In June 2020, pursuant to the economic injury disaster loan, or EIDL, program under the under the provisions of the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, we entered into a promissory note with the U.S. Small Business Administration, or the SBA, with a principal amount of $300,000. This loan matures in 30 years and bears interest at a rate of 3.75%. The loan is secured by all of our assets. As of December 31, 2022, the outstanding principal balance of this loan was $300,000.

PPP Loans

In February 2021, we received an additional $261,164 in PPP loans under the CARES Act. This loan bears interest at a rate of 1% per annum and matures in April 2025. In June 2022, $63,707 was forgiven under the provision of the CARES Act. As of December 31, 2022, the outstanding balance of this loan was $197,457.

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

Products (BSNM, DSO, GSP and Ceautamed)

We primarily generate product revenues by manufacturing and packaging of nutraceutical products as a contract manufacturer for our customers. The majority of our revenue is recognized when we satisfy a single performance obligation by transferring control of products to a customer. Control is generally transferred when our products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. Our general payment terms are short-term in duration. We do not have significant financing components or payment terms. We did not have any material unsatisfied performance obligations at December 31, 2022 or 2021.

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

Nexus’ general payment terms are short-term in duration. Insertion orders are utilized between Nexus and the customer for each campaign related to a particular product being marketed. The insertion order remains in effect until the customer or Nexus terminates the order, and either party may terminate the order at any time upon 14 days’ written notice. The customer is billed weekly for the sales digital marketers have generated for the week. Nexus does not have significant financing components or payment terms. Nexus did not have any material unsatisfied performance obligations at December 31, 2022 or 2021.

Inventory, net. Inventory consists of raw materials, packaging materials, and finished goods and is valued at the lower of cost (first-in, first-out) (replacement cost or net realizable value). An allowance for inventory obsolescence is provided for slow moving or obsolete inventory to write down historical cost to net realizable value. We primarily perform manufacturing for functional foods and nutraceuticals in the form of bars, cookies, powders, tablets and capsules. The allowance for obsolescence is an estimate established through charges to cost of goods sold. Management’s judgment in determining the adequacy of the allowance is based upon several factors which include, but are not limited to, analysis of slow-moving inventory, analysis of the selling price of inventory, the predetermined shelf life of the product, and management’s judgment with respect to current economic conditions. Given the nature of the inventory, it is reasonably possible our estimate of the allowance for obsolescence will change in the near term.

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

Intangible Assets. In accordance with ASC Topic 350, Intangibles—Goodwill and Other, we review intangible assets at least annually for impairment. In connection with any such review, if the recorded value of intangible assets is greater than its fair value, they are written down and charged to results of operations. Intangible assets (excluding goodwill) are assessed at each reporting date for indications that an asset may be impaired. If any such indication exists, or when annual impairment testing for an asset is required, we make an estimate of the asset’s recoverable amount. The asset’s recoverable amount is the higher of an asset’s or cash-generating unit’s fair value less costs of disposal and its value in use and is determined for an individual asset, unless the asset does not generate cash inflows that are largely independent of those from other assets or groups of assets. Where the carrying amount of an asset or a group of assets exceeds its recoverable amount, the asset is considered impaired and is written down to its recoverable amount. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset or the group of assets. Intangible assets and goodwill consist of customer relationships, non-compete agreements, license agreements, goodwill, and intellectual property acquired in the acquisitions of BSNM, DSO, Nexus, GSP and Ceautamed. We amortize intangible assets with finite lives on a straight-line basis over their estimated useful lives which ranges from 3 to 15 years.

Goodwill. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. In accordance with ASC Topic 350, Intangibles—Goodwill and Other, we review intangible assets at least annually for impairment. In connection with any such review, if the recorded value of intangible assets is greater than its fair value, they are written down and charged to results of operations. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated primarily through the use of a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. In connection with the acquisition of DSO on July 1, 2021, we recognized goodwill which had a balance of $1,342,000 as of December 31, 2022.

Long-Lived Assets. We assess potential impairments to long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. We had no impairment of long-lived assets at December 31, 2022 and 2021.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2022. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial and accounting officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2022, our internal control over financial reporting was effective.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below is information regarding our directors and executive officers as of the date of this report.

Name	Age	Position
Alfonso J. Cervantes, Jr.	73	Executive Chairman of the Board
Darren C. Minton	40	Chief Executive Officer, President and Director
Alan B. Bergman	54	Chief Financial Officer
Robert S. Rein	78	Director
Arthur S. Reynolds	78	Director
Roger Conley Wood	55	Director

Alfonso J. Cervantes, Jr. Mr. Cervantes is the founder of our company and has served as our Executive Chairman since our inception. Mr. Cervantes is also Executive Chairman of Trilogy Capital Group, LLC, or Trilogy, a private equity firm and a principal stockholder, and served as Chairman and Chief Executive Officer of its predecessor, Trilogy Capital Partners, Inc. since 2002. Through more than 35 years as an executive in diversified businesses, Mr. Cervantes has accumulated extensive experience in the public markets with experience in corporate finance and emerging growth companies. His significant corporate finance experience includes mergers and acquisitions, initial public offerings, private placements as well as the reorganization of middle-market companies. Prior to joining us, Mr. Cervantes was the founder and Vice Chairman of Staffing 360 Solutions, Inc., from 2012 to 2015, where he facilitated, in association with Mr. Minton, multiple acquisitions and drove the company from pure startup to over $100 million in revenues in approximately two years. Mr. Cervantes is a graduate of Webster University with a degree in Communications. We believe Mr. Cervantes is qualified to serve on our board of directors due to his extensive corporate finance experience and knowledge of our company.

Darren C. Minton. Mr. Minton has served as our Chief Executive Officer since April 2022, President since September 2017 and as a member of our board of directors since November 2018. Mr. Minton has more than 15 years of capital markets experience in both small and large organizations. Over the years, his capacities have ranged from various executive positions, as well as president and chief executive officer positions with entrepreneurial ventures to established roles reporting to public company boards, with significant leadership and team building skills. Prior to joining us, Mr. Minton was a co-founder and Executive Vice President at Staffing 360 Solutions, Inc., from 2012 to 2017, where he facilitated the company’s alternative public offering and listing on Nasdaq. He previously served as President of Trilogy Capital Partners, Inc. and as an Analyst at Mesa West Capital, a privately held portfolio lender with a multi-billion dollar offering capability headquartered in Los Angeles, as well as First Republic Bank in Palo Alto. Mr. Minton is a graduate of Stanford University with a degree in Economics. We believe Mr. Minton is qualified to serve on our board of directors due to his extensive management and capital markets experience.

Alan B. Bergman. Mr. Bergman has served as our Chief Financial Officer since January 2021. Mr. Bergman’s expertise includes corporate financial management, mergers and acquisitions, corporate reorganizations, cost reduction and avoidance, financial analysis and reporting, IPO management, contract negotiations, ISO 9000 Quality Systems and SEC reporting and compliance. Prior to joining us, he served as Chief Financial Officer, Vice President Finance at Bright Mountain Media, Inc. from June 2019 to December 2020. Prior to that, he served as Vice President Finance at Greenlane Holdings, Inc., from December 2018 to May 2019. He previously served as Controller for Woodfield Distribution from October 2013 to February 2018 and as Vice President Finance at Latitude Solutions from May 2011 to March 2013. Mr. Bergman commenced his career in 2000 with Deloitte as a Senior Auditor and subsequently as Audit Manager at Mallah Furman, P.A. and as Senior Auditor at Weinberg & Company, P.A. In addition, Mr. Bergman has been an Adjunct Professor of Accounting at Florida Atlantic University and Millennia Atlantic University. Mr. Bergman received his Master’s in Accounting from University of Miami.

Robert S. Rein. Mr. Rein has been a member of our board of directors since February 2022. Mr. Rein is an attorney and has been practicing law in California since 1971. Since 2008, Mr. Rein has been a Partner in Rein & Associates, a law firm representing businesses and individuals with respect to all aspects of business transactions and matters. His practice primarily consists of handling business, corporate and real estate matters; tax issues; and business and estate planning. Mr. Rein’s experience includes business acquisitions and sales, reorganizations, financings, business and tax planning, and business counselling. His firm has represented both public and private entities. Prior to the formation of Rein & Associates, Mr. Rein was a partner in predecessors to Rein & Associates since 1975. Mr. Rein obtained his B.A. in Economics from Brandeis University and his J.D. from Harvard Law School. Upon graduating law school, Mr. Rein clerked for Judge Milton Conford, the then senior judge of the New Jersey Superior Court, Appellate Division. Mr. Rein is currently the CEO and a member of the board of directors of R Solutions, Inc., a corporation involved in the furniture and other corporate fulfilment business, and Racada Corp., a real estate investment company. We believe that Mr. Rein is well qualified to serve on our board of directors due to his extensive legal and business experience.

Arthur S. Reynolds. Mr. Reynolds has been a member of our board of directors since October 2022. Mr. Reynolds is an accomplished international financier bringing more than 35 years of capital markets and financial experience providing cross-border financial consulting services in Europe for clients principally located in the United States. He is the founder of Rexon Limited of London and New York where, since 1999, he has served as managing director. Mr. Reynolds was founder and, from 1997 to 1999, managing partner of London-based Value Management & Research (UK) Limited. Mr. Reynolds was the founder and, from 1982 to 1997, served as managing director of Ferghana Financial Services Limited. Prior thereto, Mr. Reynolds held executive positions at Merrill Lynch International Bank Limited, Banque de la Société Financière Européene, J.P. Morgan & Company and Mobil Corporation. Between 2006 and 2016, Mr. Reynolds served on the Board of Directors of ThermoEnergy Corporation, first as Chairman of the Audit Committee, subsequently as Chief Financial Officer, and finally as Chairman. Mr. Reynolds is a member of the Board of the International Festival Society and serves as Chairman of the Elgar Society’s North America Branch. Mr. Reynolds holds an B.A. from Columbia University, a M.A. from Cambridge University, and an M.B.A. in Finance from New York University. Mr. Reynolds brings to the board extensive financial and executive experience across multiple sectors, with special strength in the international arena.

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

Independent Directors

Our board of directors has determined that all of our directors, other than Messrs. Cervantes and Minton, qualify as “independent” directors in accordance with the rules and regulations of Nasdaq. Messrs. Cervantes and Minton are not considered independent because they are employees of our company and/or its subsidiaries. In making its independence determinations, the board considered, among other things, relevant transactions between our company and entities associated with the independent directors, as described under the heading Item 13 “Certain Relationships and Related Party Transactions, and Director Independence,” and determined that none have any relationship with our company or other relationships that would impair the directors’ independence.

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

Audit Committee

Robert S. Rein, Arthur S. Reynolds and Roger Conley Wood have been appointed to serve on our audit committee, with Mr. Arthur S. Reynolds serving as the chairman. Our board has determined that each member of the audit committee is an independent director under Nasdaq’s rules and under Rule 10A-3 under the Exchange Act. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our board has determined that Mr. Reynolds is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations.

The audit committee oversees our accounting and financial reporting processes and the audits of our consolidated financial statements. The audit committee is responsible for, among other things: (i) retaining and overseeing our independent accountants; (ii) assisting the board in its oversight of the integrity of our financial statements, the qualifications, independence and performance of our independent auditors and our compliance with legal and regulatory requirements; (iii) reviewing and approving the plan and scope of the internal and external audit; (iv) pre-approving any audit and non-audit services provided by our independent auditors; (v) approving the fees to be paid to our independent auditors; (vi) reviewing with our chief executive officer and chief financial officer and independent auditors the adequacy and effectiveness of our internal controls; (vii) reviewing and approving related party transactions; (viii) reviewing hedging transactions; and (ix) reviewing and assessing annually the audit committee’s performance and the adequacy of its charter.

Compensation Committee

Robert S. Rein, Arthur S. Reynolds and Roger Conley Wood have been appointed to serve on our compensation committee, with Mr. Rein serving as the chairman. Our board has determined that each member of the compensation committee is independent under the applicable rules and regulations of Nasdaq and is a “non-employee director” as defined under Rule 16b-3 of the Exchange Act.

The compensation committee assists the board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers. The compensation committee is responsible for, among other things: (i) reviewing and approving the compensation of our executive officers; (ii) evaluating and making recommendations to the board regarding the compensation of our independent directors; (iii) evaluating and making recommendations to the board regarding equity-based and incentive compensation plans, policies and programs; and (iv) administering all such equity-based and incentive compensation plans, policies and programs.

Nominating and Corporate Governance Committee

Robert S. Rein, Arthur S. Reynolds and Roger Conley Wood have been appointed to serve on our nominating and corporate governance committee, with Mr. Wood serving as the chairman. Our board has determined that each member of the nominating and corporate governance committee is an independent director under the applicable rules and regulations of Nasdaq.

The nominating and corporate governance committee assists the board in selecting individuals qualified to become directors and in determining the composition of the board and its committees. The nominating and corporate governance committee is responsible for, among other things: (i) identifying and evaluating individuals qualified to become members of the board by reviewing nominees for election to the board submitted by stockholders and recommending to the board director nominees for each annual meeting of stockholders and for election to fill any vacancies on the board, (ii) advising the board with respect to board organization, desired qualifications of board members, the membership, function, operation, structure and composition of committees (including any committee authority to delegate to subcommittees), and self-evaluation and policies, (iii) advising on matters relating to corporate governance and monitoring developments in the law and practice of corporate governance, and (iv) overseeing compliance with our code of business conduct and ethics and conduct of our officers and directors.

The nominating and corporate governance committee’s methods for identifying candidates for election to the board (other than those proposed by our stockholders, as discussed below) will include the solicitation of ideas for possible candidates from a number of sources - members of our board, our executives, individuals personally known to the members of our board, and other research. The nominating and corporate governance committee may also, from time-to-time, retain one or more third-party search firms to identify suitable candidates.

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

A stockholder may nominate one or more persons for election as a director at an annual meeting of stockholders if the stockholder complies with the notice and information provisions contained in our bylaws. Such notice must be in writing not less than 90 days and not more than 120 days prior to the anniversary date of the preceding year’s annual meeting of stockholders or as otherwise required by requirements of the Exchange Act. In addition, stockholders furnishing such notice must be a holder of record on both (i) the date of delivering such notice and (ii) the record date for the determination of stockholders entitled to vote at such meeting.

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

Insider Trading Policy

We have adopted an insider trading policy which prohibits our directors, officers and employees from engaging in transactions in our common stock while in the possession of material non-public information; engaging in transactions in the stock of other companies while in possession of material non-public information that they become aware of in performing their duties; and disclosing material non-public information to unauthorized persons outside our company.

Our insider trading policy restricts trading by directors, officers and certain key employees during blackout periods, which generally begin 15 calendar days before the end of each fiscal quarter and end two business days after the issuance of our earnings release for the quarter. Additional blackout periods may be imposed with or without notice, as the circumstances require.

Our insider trading policy also prohibits our directors, officers and employees from purchasing financial instruments (such as prepaid variable forward contracts, equity swaps, collars and exchange funds) designed to hedge or offset any decrease in the market value of our common stock they hold, directly or indirectly. In addition, directors, officers and employees are expressly prohibited from pledging our common stock to secure personal loans or other obligations, including by holding their common stock in a margin account, unless such arrangement is specifically approved in advance by the administrator of our insider trading policy, or making short-sale transactions in our common stock.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the company. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. We believe, based solely on a review of the copies of such reports furnished to us and representations of these persons, that all reports were timely filed for the year ended December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table - Years Ended December 31, 2022 and 2021

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Alfonso J. Cervantes, Jr.,	2022	300,000	-	234,500	154,200	-	688,700
Executive Chairman	2021	216,667	-	-	-	-	216,667
Darren C. Minton,	2022	200,000	-	93,800	51,900	-	345,700
Chief Executive Officer	2021	175,000	-	-	-	-	175,000
Ryan F. Zackon,	2022	275,000	-	93,800	-	-	368,800
Former Chief Executive Officer(3)	2021	254,166	-	-	-	16,968	271,134
Alan Bergman,	2022	200,000	25,000	32,830	51,900	-	309,730
Chief Financial Officer	2021	175,000	-	-	-	-	175,000

(1)	The amount is equal to the aggregate grant-date fair value with respect to the awards, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(2)	Other compensation includes automobile allowances.

(3)	Mr. Zackon served as our Chief Executive Officer from November 15, 2020 to April 30, 2022.

Employment Agreements

On July 1, 2020, we entered into an employment agreement with Mr. Cervantes, our Executive Chairman. Pursuant to the employment agreement, Mr. Cervantes was entitled to an annual base salary of $200,000, which was increased to $250,000 on July 1, 2021 and was increased to $300,000 on November 8, 2021. In addition, Mr. Cervantes is eligible to receive a bonus of $100,000 for each bona fide acquisition that we complete. He will also be entitled to an annual bonus of 20% of his base salary based on meeting company objectives and the remainder will be based on meeting mutually agreed employee objections or as otherwise determined by the board. Mr. Cervantes is eligible to participate in all equity incentive plans and other employee benefit plans, including health insurance, commensurate with his position. The term of Mr. Cervantes’ agreement is five years, commencing July 1, 2020 and terminating June 30, 2025. His employment agreement is terminable on 30 days’ notice; however, we may terminate Mr. Cervantes’ employment without notice for cause (as defined in the employment agreement). If we terminate Mr. Cervantes’ employment without cause or due to a disability, he is entitled to twelve (12) months of severance pay equal to the base salary of the current year, which will be paid on a bi-weekly schedule. The employment agreement contains standard confidentiality provisions and restrictive covenants prohibiting Mr. Cervantes from owning or operating a business that competes with our company during the term of his employment.

On July 1, 2020, we entered into an employment agreement with Mr. Minton, our Chief Executive Officer and President. Pursuant to the employment agreement, Mr. Minton was entitled to an annual base salary of $200,000, which was increased to $250,000 on July 1, 2021. He will also be entitled to receive an annual bonus of up to 20% of his base salary based on meeting mutually agreed objectives or as otherwise determined by the board. Mr. Minton is eligible to participate in all equity incentive plans and other employee benefit plans, including health insurance, commensurate with his position.  The term of Mr. Minton’s agreement is three years, commencing July 1, 2020 and terminating June 30, 2023. His employment agreement is terminable on 30 days’ notice; however, we may terminate Mr. Minton’s employment without notice for cause (as defined in the employment agreement). If we terminate Mr. Minton’s employment without cause or due to a disability, he is entitled to six (6) months of severance pay equal to the base salary of the current year, which will be paid on a bi-weekly schedule. The employment agreement contains standard confidentiality provisions and restrictive covenants prohibiting Mr. Minton from owning or operating a business that competes with our company during the term of his employment.

On November 15, 2020, we entered into an employment agreement with Mr. Zackon, our former Chief Executive Officer. Pursuant to the employment agreement, Mr. Zackon was entitled to an annual base salary of $250,000, which was increased to $300,000 after the first year of employment. On May 4, 2022, we entered into a separation agreement and release of claims with Mr. Zackon providing for the separation of his employment effective as of April 30, 2022. Under the separation agreement, we agreed to pay Mr. Zackon a severance payment in the amount of $175,000, equal to seven months of his base salary at his current level, less applicable statutory deductions and authorized withholdings, payable in equal installments on our regular payroll dates during the period commencing on May 1, 2022 and ending on November 30, 2022. We also agreed to pay Mr. Zackon a separation expense reimbursement of $10,000. The separation agreement also includes a customary release of claims by Mr. Zackon in favor of our company and its affiliates, as well as customary confidentiality and mutual non-disparagement provisions.

On December 12, 2020, we entered into an employment agreement with Mr. Bergman, our Chief Financial Officer. Pursuant to the employment agreement, Mr. Bergman was entitled to an annual base salary of $175,000, which was increased to $200,000 on January 1, 2022 and to $250,000 on January 1, 2023. He will also be entitled to receive an annual bonus between 10% to 20% of his base salary based on meeting mutually agreed objectives or as otherwise determined by the board. We also agreed to issue 30,000 shares of common stock to Mr. Bergman. Mr. Bergman is eligible to participate in all equity incentive plans and other employee benefit plans, including health insurance, commensurate with his position. The term of Mr. Bergman’s agreement commenced on January 1, 2021 and will continue until terminated. His employment agreement is terminable on 90 days’ notice; however, we may terminate Mr. Bergman’s employment without notice for cause (as defined in the employment agreement). If we terminate Mr. Bergman’s employment without cause or due to a disability, he is entitled to one (1) month of severance pay equal to the base salary of the current year, which will be paid on a bi-weekly schedule. The employment agreement contains standard confidentiality provisions and restrictive covenants prohibiting Mr. Bergman from owning or operating a business that competes with our company during the term of his employment.

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

Potential Payments Upon Termination or Change in Control

As described under “—Employment Agreements” above, Mr. Zackon is entitled to severance in accordance with the separation agreement and Messrs. Cervantes, Minton and Bergman are entitled severance if their employment is terminated without cause.

Outstanding Equity Awards at Fiscal Year-End

The following table includes certain information with respect to the value of all unexercised options and unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year ended December 31, 2022.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Alfonso J. Cervantes, Jr.	1,000,000	-	-	$0.010	09/14/2030
Alfonso J. Cervantes, Jr.	16,667	283,333	-	$0.693	08/12/2027
Darren C. Minton	250,000	-	-	$0.010	09/14/2030
Darren C. Minton	5,556	94,444	-	$0.630	08/12/2032
Alan B. Bergman	5,556	94,444	-	$0.630	08/12/2032

Director Compensation

The table below sets forth the compensation paid to our independent directors during the fiscal year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Ronald S. Altbach	18,000	46,900	64,900
Richard M. Cohen(2)	16,000	46,900	62,900
Robert S. Rein	16,000	46,900	62,900
Roger Conley Wood	14,000	46,900	60,900
Arthur S. Reynolds	5,000	-	5,000

(1)	The amount is equal to the aggregate grant-date fair value with respect to the awards, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(2)	Mr. Cohen resigned from the Board on October 17, 2022.

Commencing in March 2022, our independent directors received an annual fee of $10,000, payable monthly, with each committee chair receiving an additional annual fee of $4,000 and each other committee member receiving an additional annual fee of $2,000; provided that Mr. Reynolds receives an annual fee of $35,000. Each independent director also receives $2,000 for each in person board meeting and may be reimbursed for pre-approved reasonable business-related expenses incurred in good faith in connection with his or her duties to our company.

On March 10, 2022, we granted restricted stock awards for 50,000 shares of common stock to each independent director serving at such time. On October 17, 2022, we granted a restricted stock award to Mr. Reynolds for 100,000 shares of common stock upon his appointment to the board. All restricted stock awards vest monthly over a one-year period.

2020 Stock Incentive Plan

On September 14, 2020, our board adopted the Bonne Santé Group, Inc. 2020 Stock Incentive Plan, or the 2020 Plan, which was approved by our stockholders on September 14, 2020. The following is a summary of certain significant features of the 2020 Plan.

Purposes: The purpose of the 2020 Plan is to offer selected employees, consultants, advisors and outside directors the opportunity to acquire equity in our company.

Types of Awards: Awards that may be granted include incentive stock options as described in section 422(b) of the Code, non-qualified stock options (i.e., options that are not incentive stock options) and awards of restricted stock. These awards offer our employees, consultants, advisors and outside directors the possibility of future value, depending on the long-term price appreciation of our common stock and the award holder’s continuing service with our company or one or more of its subsidiaries.

Eligible Recipients: Persons eligible to receive awards under the 2020 Plan will be those employees, consultants, advisors and outside directors of our company and its subsidiaries who are selected by the Administrator.

Administration: The 2020 Plan is administered by our compensation committee. Among other things, the administrator has the authority to select persons who will receive awards, determine the types of awards and the number of shares to be covered by awards, and to establish the terms, conditions, restrictions and other provisions of awards.

Shares Available: The maximum number of shares of common stock that may be delivered to participants under the 2020 Plan is 2,000,000, subject to adjustment for certain corporate changes affecting the shares, such as stock splits. Shares subject to an award under the 2020 Plan for which the award is canceled, forfeited or expires again become available for grants under the 2020 Plan. Shares subject to an award that is settled in cash will not again be made available for grants under the 2020 Plan. As of the date of this report, 7,505 shares remain available for issuance under the 2020 Plan.

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

Other Material Provisions: Awards will be evidenced by a written agreement, in such form as may be approved by the administrator. In the event of various changes to our capitalization, such as stock splits, stock dividends and similar re-capitalizations, an appropriate adjustment will be made by the administrator to the number of shares covered by outstanding awards or to the exercise price of such awards. The administrator is also permitted to include in the written agreement provisions that provide for certain changes in the award in the event of a change of control of our company, including acceleration of vesting. Except as otherwise determined by the administrator at the date of grant, awards will not be transferable, other than by will or the laws of descent and distribution. Prior to any award distribution, we are permitted to deduct or withhold amounts sufficient to satisfy any employee withholding tax requirements. The board also has the authority, at any time, to discontinue the granting of awards. The board also has the authority to alter or amend the 2020 Plan or any outstanding award or may terminate the 2020 Plan as to further grants, provided that no amendment will, without the approval of our stockholders, increase the number of shares available under the 2020 Plan or change the persons eligible for awards under the 2020 Plan. No amendment that would adversely affect any outstanding award made under the 2020 Plan can be made without the consent of the holder of such award.

2022 Equity Incentive Plan

On January 13, 2022, our board of directors adopted the Smart for Life, Inc. 2022 Equity Incentive Plan, or the 2022 Plan, which was approved by our stockholders on January 13, 2022. On January 12, 2023, our board approved an amendment to the 2022 Plan to increase the number of shares reserved for issuance under the 2022 Plan from 2,000,000 shares to 70,000,000 shares, which was approved by our stockholders on March 15, 2023. The following is a summary of certain significant features of the 2022 Plan.

Purposes: The purposes of the 2022 Plan are to attract and retain officers, employees, directors and consultants for our company and its subsidiaries; motivate them by means of appropriate incentives to achieve long-range goals; provide incentive compensation opportunities; and further align their interests with those of our stockholders through compensation that is based on our common stock.

Types of Awards: Awards that may be granted include: (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) restricted awards, (e) performance share awards, and (f) performance compensation awards. These awards offer our officers, employees, consultants and directors the possibility of future value, depending on the long-term price appreciation of our common stock and the award holder’s continuing service with our company.

Eligible Recipients: Persons eligible to receive awards under the 2022 Plan will be those officers, employees, directors and consultants of the Company and its subsidiaries who are selected by the administrator.

Administration: The 2022 Plan is administered by our compensation committee. Among other things, the administrator has the authority to select persons who will receive awards, determine the types of awards and the number of shares to be covered by awards, and to establish the terms, conditions, performance criteria, restrictions and other provisions of awards. The administrator has authority to establish, amend and rescind rules and regulations relating to the 2022 Plan.

Shares Available: The maximum number of shares of our common stock that may be delivered to participants under the 2022 Plan is 70,000,000, subject to adjustment for certain corporate changes affecting the shares, such as stock splits. Shares subject to an award under the 2022 Plan for which the award is canceled, forfeited or expires again become available for grants under the 2022 Plan. Shares subject to an award that is settled in cash will not again be made available for grants under the 2022 Plan. As of the date of this report, 68,142,000 shares remain available for issuance under the 2022 Plan.

Stock Options:

General. Stock options give the option holder the right to acquire from us a designated number of shares of common stock at a purchase price that is fixed upon the grant of the option. Stock options granted may be either tax-qualified stock options (so-called “incentive stock options”) or non-qualified stock options. Subject to the provisions of the 2022 Plan, the administrator has the authority to determine all grants of stock options. That determination will include: (i) the number of shares subject to any option; (ii) the exercise price per share; (iii) the expiration date of the option; (iv) the manner, time and date of permitted exercise; (v) other restrictions, if any, on the option or the shares underlying the option; and (vi) any other terms and conditions as the administrator may determine.

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

Incentive and Non-Qualified Options. As described elsewhere in this summary, an incentive stock option is an option that is intended to qualify under certain provisions of the Code for more favorable tax treatment than applies to non-qualified stock options. Any option that does not qualify as an incentive stock option will be a non-qualified stock option. Under the Code, certain restrictions apply to incentive stock options. For example, the exercise price for incentive stock options may not be less than the fair market value of the shares on the grant date and the term of the option may not exceed ten years. In addition, an incentive stock option may not be transferred, other than by will or the laws of descent and distribution, and is exercisable during the holder’s lifetime only by the holder. In addition, no incentive stock options may be granted to a holder that is first exercisable in a single year if that option, together with all incentive stock options previously granted to the holder that also first become exercisable in that year, relate to shares having an aggregate fair market value in excess of $100,000, measured at the grant date.

Stock Appreciation Rights:  Stock appreciation rights, or SARs, which may be granted alone or in tandem with options, have an economic value similar to that of options. When an SAR for a particular number of shares is exercised, the holder receives a payment equal to the difference between the market price of the shares on the date of exercise and the exercise price of the shares under the SAR. Again, the exercise price for SARs normally is the market price of the shares on the date the SAR is granted. Under the 2022 Plan, holders of SARs may receive this payment - the appreciation value - either in cash or shares valued at the fair market value on the date of exercise. The form of payment will be determined by us.

Restricted Awards: Restricted awards are shares awarded to participants at no cost. Restricted awards can take the form of awards of restricted stock, which represent issued and outstanding shares subject to vesting criteria, or restricted stock units, which represent the right to receive shares subject to satisfaction of the vesting criteria. Restricted stock awards are forfeitable and non-transferable until the shares vest. The vesting date or dates and other conditions for vesting are established when the shares are awarded. These awards will be subject to such conditions, restrictions and contingencies as the administrator shall determine at the date of grant. Those may include requirements for continuous service and/or the achievement of specified performance goals.

Performance Awards:  A performance award is an award that may be in the form of cash or shares or a combination, based on the attainment of pre-established performance goals and other conditions, restrictions and contingencies identified by the administrator.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 29, 2023 for (i) each of our named executive officers and directors; (ii) all of our named executive officers and directors as a group; and (iii) each other shareholder known by us to be the beneficial owner of more than 5% of our outstanding common stock. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o our company, 990 S Rogers Circle, Suite 3, Boca Raton, Florida 33487.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Alfonso J. Cervantes, Jr., Executive Chairman(3)	Common Stock	8,254,000	20.53%
Darren C. Minton, Chief Executive Officer and Director(4)	Common Stock	1,608,333	4.08%
Alan B. Bergman, Chief Financial Officer(5)	Common Stock	58,333	*
Robert S. Rein, Director	Common Stock	1,237,000	3.16%
Arthur S. Reynolds, Director	Common Stock	100,000	*
Roger Conley Wood, Director	Common Stock	50,000	*
All executive officers and directors as a group (6 persons above)	Common Stock	11,307,666	28.30%
Brendan O’Neil(6)(7)	Common Stock	2,516,160	6.42%
Ionic Ventures, LLC(7)	Common Stock	2,166,160	5.53%

*	Less than 1%

(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person or any member of such group has the right to acquire within sixty (60) days. For purposes of computing the percentage of outstanding shares of our common shares held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days of March 29, 2023 are deemed to be outstanding for such person, but not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership by any person.

(2)	Based on 39,177,749 shares of common stock issued and outstanding as of March 29, 2023.

(3)	Includes 2,000,000 shares of common stock held directly, 1,025,000 shares of common stock which Mr. Cervantes has the right to acquire within 60 days through the exercise of vested options and 5,229,000 shares of common stock held by Trilogy. Mr. Cervantes is the Chairman of Trilogy and has voting and investment power over the securities held by it. Mr. Cervantes disclaims beneficial ownership of the shares held by Trilogy except to the extent of his pecuniary interest, if any, in such shares.

(4)	Includes 1,350,000 shares of common stock held directly and 258,333 shares of common stock which Mr. Minton has the right to acquire within 60 days through the exercise of vested options.

(5)	Includes 50,000 shares of common stock held directly and 8,333 shares of common stock which Mr. Bergman has the right to acquire within 60 days through the exercise of vested options.

(6)	Based solely on the information set forth in the Schedule 13G filed with the SEC on February 13, 2023, includes 350,000 shares held directly and 2,166,160 shares of common stock held by Ionic Ventures, LLC.

(7)	Based solely on the information set forth in the Schedule 13G filed with the SEC on February 13, 2023, Brendan O’Neil and Keith Coulston are the managers of Ionic Ventures, LLC and hold voting and dispositive power over the shares held by it.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,578,000	$0.01	149,505
Equity compensation plans not approved by security holders	-	-	-
Total	2,578,000	$0.01	149,505

On September 14, 2020, we established the 2020 Plan. As of December 31, 2022, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2020 Plan is 2,000,000 shares. On January 13, 2022, we established the 2022 Plan. As of December 31, 2022, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2022 Plan is 2,000,000 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2021 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

●	We have a management services agreement with Trilogy, a company controlled by our Executive Chairman. As of December 31, 2022 and 2021, the amounts due to Trilogy are $0 and $325,966, respectively, which are presented net of amounts due from Trilogy. For the year ended December 31, 2022, we paid Trilogy for $1,476,475 for services rendered under a consulting agreement which are reflected in the statement of operation as consulting fees – related parties.

●	Prior to November 30, 2021, Doctor Scientific Organica rented its operating facility from Scientific Real Estate Holdings, LLC, a non-consolidating company owned by its former sole member, Sasson Moulavi. Rent expense paid to the related party for the year ended December 31, 2021 was $153,798.

Director Independence

Our board of directors has determined that Robert S. Rein, Arthur S. Reynolds and Roger Conley Wood are independent within the meaning of the rules of Nasdaq.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to us for professional services rendered for the fiscal years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
Audit Fees	$106,750	$86,750
Audit-Related Fees	—	—
Tax Fees	7,000	6,000
All Other Fees	—	—
TOTAL	$113,750	$92,750

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Daszkal Bolton LLP for our financial statements as of and for the year ended December 31, 2022.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)	List of Documents Filed as a Part of This Report:

(1)	Index to Financial Statements:

(2)	Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3)	Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description
3.1	Certificate of Incorporation of Smart for Life, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on December 16, 2021)
3.2	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on December 16, 2021)
3.3	Bylaws of Smart for Life, Inc. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 filed on December 16, 2021)
4.1*	Description of Securities of Smart for Life, Inc.
4.2	Pre-Funded Common Stock Purchase Warrant issued by Smart for Life, Inc. to Anson East Master Fund LP on December 8, 2022 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 9, 2022)
4.3	Pre-Funded Common Stock Purchase Warrant issued by Smart for Life, Inc. to Anson Investments Master Fund LP on December 8, 2022 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on December 9, 2022)
4.4	Pre-Funded Common Stock Purchase Warrant issued by Smart for Life, Inc. to District 2 Capital Fund LP on December 8, 2022 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on December 9, 2022)
4.5	Pre-Funded Common Stock Purchase Warrant issued by Smart for Life, Inc. to Ionic Ventures, LLC on December 8, 2022 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on December 9, 2022)
4.6	Pre-Funded Common Stock Purchase Warrant issued by Smart for Life, Inc. to Sabby Volatility Warrant Master Fund Ltd. on December 8, 2022 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed on December 9, 2022)

4.7	Debenture Pre-Funded Common Stock Purchase Warrant issued by Smart for Life, Inc. to Anson East Master Fund LP on December 8, 2022 (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed on December 9, 2022)
4.8	Debenture Pre-Funded Common Stock Purchase Warrant issued by Smart for Life, Inc. to Anson Investments Master Fund LP on December 8, 2022 (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K filed on December 9, 2022)
4.9	Debenture Pre-Funded Common Stock Purchase Warrant issued by Smart for Life, Inc. to District 2 Capital Fund LP on December 8, 2022 (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K filed on December 9, 2022)
4.10	Debenture Pre-Funded Common Stock Purchase Warrant issued by Smart for Life, Inc. to Ionic Ventures, LLC on December 8, 2022 (incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K filed on December 9, 2022)
4.11	Debenture Pre-Funded Common Stock Purchase Warrant issued by Smart for Life, Inc. to Sabby Volatility Warrant Master Fund Ltd. on December 8, 2022 (incorporated by reference to Exhibit 4.10 to the Current Report on Form 8-K filed on December 9, 2022)
4.12	Amended and Restated Common Stock Purchase Warrant issued by Smart for Life, Inc. to Anson East Master Fund LP on December 8, 2022 (incorporated by reference to Exhibit 4.11 to the Current Report on Form 8-K filed on December 9, 2022)
4.13	Amended and Restated Common Stock Purchase Warrant issued by Smart for Life, Inc. to Anson East Master Fund LP on December 8, 2022 (incorporated by reference to Exhibit 4.12 to the Current Report on Form 8-K filed on December 9, 2022)
4.14	Amended and Restated Common Stock Purchase Warrant issued by Smart for Life, Inc. to Anson Investments Master Fund LP on December 8, 2022 (incorporated by reference to Exhibit 4.13 to the Current Report on Form 8-K filed on December 9, 2022)
4.15	Amended and Restated Common Stock Purchase Warrant issued by Smart for Life, Inc. to Anson Investments Master Fund LP on December 8, 2022 (incorporated by reference to Exhibit 4.14 to the Current Report on Form 8-K filed on December 9, 2022)
4.16	Amended and Restated Common Stock Purchase Warrant issued by Smart for Life, Inc. to District 2 Capital Fund LP on December 8, 2022 (incorporated by reference to Exhibit 4.15 to the Current Report on Form 8-K filed on December 9, 2022)
4.17	Amended and Restated Common Stock Purchase Warrant issued by Smart for Life, Inc. to District 2 Capital Fund LP on December 8, 2022 (incorporated by reference to Exhibit 4.16 to the Current Report on Form 8-K filed on December 9, 2022)
4.18	Amended and Restated Common Stock Purchase Warrant issued by Smart for Life, Inc. to Ionic Ventures, LLC on December 8, 2022 (incorporated by reference to Exhibit 4.17 to the Current Report on Form 8-K filed on December 9, 2022)
4.19	Amended and Restated Common Stock Purchase Warrant issued by Smart for Life, Inc. to Ionic Ventures, LLC on December 8, 2022 (incorporated by reference to Exhibit 4.18 to the Current Report on Form 8-K filed on December 9, 2022)
4.20	Amended and Restated Common Stock Purchase Warrant issued by Smart for Life, Inc. to Sabby Volatility Warrant Master Fund Ltd. on December 8, 2022 (incorporated by reference to Exhibit 4.19 to the Current Report on Form 8-K filed on December 9, 2022)
4.21	Amended and Restated Common Stock Purchase Warrant issued by Smart for Life, Inc. to Sabby Volatility Warrant Master Fund Ltd. on December 8, 2022 (incorporated by reference to Exhibit 4.20 to the Current Report on Form 8-K filed on December 9, 2022)
4.22	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Dawson James Securities, Inc. on December 8, 2022 (incorporated by reference to Exhibit 4.21 to the Current Report on Form 8-K filed on December 9, 2022)

4.23	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Dawson James Securities, Inc. on December 8, 2022 (incorporated by reference to Exhibit 4.22 to the Current Report on Form 8-K filed on December 9, 2022)
4.24	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Robert D. Keyser, Jr. on December 8, 2022 (incorporated by reference to Exhibit 4.23 to the Current Report on Form 8-K filed on December 9, 2022)
4.25	Common Stock Purchase Warrant issued by Smart for Life, Inc. to James Hopkins on December 8, 2022 (incorporated by reference to Exhibit 4.24 to the Current Report on Form 8-K filed on December 9, 2022)
4.26	Warrant Agent Agreement, dated February 16, 2022, between Smart for Life, Inc. and VStock Transfer, LLC and Forms of Warrants (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 23, 2022)
4.27	Warrant issued by Smart for Life, Inc. to Joseph Xiras on January 13, 2022 (incorporated by reference to Exhibit 4.21 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.28	Warrant issued by Smart for Life, Inc. to Leonite Fund I, LP on January 13, 2022 (incorporated by reference to Exhibit 4.22 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.29	Warrant issued by Smart for Life, Inc. to Laurie Rosenthal on January 7, 2022 (incorporated by reference to Exhibit 4.20 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.30	Warrant issued by Smart for Life, Inc. to Robert Rein on January 3, 2022 (incorporated by reference to Exhibit 4.19 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.31	Warrant issued by Smart for Life, Inc. to Thomas L Calkins II and Diane M Calkins JTIC on December 27, 2021 (incorporated by reference to Exhibit 4.18 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.32	Warrant issued by Smart for Life, Inc. to Ryan Hazel on December 23, 2021 (incorporated by reference to Exhibit 4.17 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.33	Amended and Restated Warrant issued by Smart for Life, Inc. to Dawson James Securities, Inc. on February 1, 2022 (incorporated by reference to Exhibit 4.25 to Amendment No. 3 to Registration Statement on Form S-1/A filed on February 2, 2022)
4.34	Warrant issued by Smart for Life, Inc. to Dawson James Securities, Inc. on July 1, 2021 (incorporated by reference to Exhibit 4.23 to Amendment No. 3 to Registration Statement on Form S-1/A filed on February 2, 2022)
4.35	Warrant issued by Smart for Life, Inc. to Dawson James Securities, Inc. on July 1, 2021 (incorporated by reference to Exhibit 4.24 to Amendment No. 3 to Registration Statement on Form S-1/A filed on February 2, 2022)
4.36	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Peah Capital, LLC on December 18, 2020 (incorporated by reference to Exhibit 4.14 to the Registration Statement on Form S-1 filed on December 16, 2021)
4.37	Amendment No 1 to Common Stock Purchase Warrant, dated June 30, 2021, between Smart for Life, Inc. and Peah Capital, LLC (incorporated by reference to Exhibit 4.15 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.1	Securities Purchase Agreement, dated December 8, 2022, among Smart for Life, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 9, 2022)
10.2	Registration Rights Agreement, dated December 8, 2022, among Smart for Life, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 9, 2022)
10.3+	License Agreement, dated January 1, 2020, between ABG-SI, LLC and GSP Nutrition Inc. (incorporated by reference to Exhibit 10.37 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 14, 2022)

10.4+	Amendment No. 1 to License Agreement, dated June 1, 2020, between ABG-SI, LLC and GSP Nutrition Inc. (incorporated by reference to Exhibit 10.50 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 14, 2022)
10.5+	Amendment No. 2 to License Agreement, dated August 1, 2021, between ABG-SI, LLC and GSP Nutrition Inc. (incorporated by reference to Exhibit 10.51 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 14, 2022)
10.6	Secured Subordinated Convertible Promissory Note issued by Smart for Life, Inc. to RMB Industries, Inc. on July 29, 2022 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 4, 2022)
10.7	Secured Subordinated Convertible Promissory Note issued by Smart for Life, Inc. to RTB Childrens Trust on July 29, 2022 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on August 4, 2022)
10.8	Secured Subordinated Convertible Promissory Note issued by Smart for Life, Inc. to D&D Hayes, LLC on July 29, 2022 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on August 4, 2022)
10.9	Secured Subordinated Promissory Note issued by Smart for Life, Inc. to RMB Industries, Inc. on July 29, 2022 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on August 4, 2022)
10.10	Secured Subordinated Promissory Note issued by Smart for Life, Inc. to RTB Childrens Trust on July 29, 2022 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on August 4, 2022)
10.11	Secured Subordinated Promissory Note issued by Smart for Life, Inc. to D&D Hayes, LLC on July 29, 2022 (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on August 4, 2022)
10.12	Secured Subordinated Promissory Note issued by Smart for Life, Inc. to RMB Industries, Inc. on July 29, 2022 (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on August 4, 2022)
10.13	Letter Agreement, dated November 28, 2022, between Smart for Life, Inc. and RMB Industries, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 2, 2022)
10.14	Secured Subordinated Promissory Note issued by Smart for Life, Inc. to D&D Hayes, LLC on July 29, 2022 (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on August 4, 2022)
10.15	Letter Agreement, dated November 28, 2022, between Smart for Life, Inc. and D&D Hayes, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on December 2, 2022)
10.16	Secured Subordinated Promissory Note issued by Smart for Life, Inc. to Bactolac Pharmaceuticals, Inc. on July 29, 2022 (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on August 4, 2022)
10.17	Secured Subordinated Promissory Note issued by Smart for Life, Inc. to Stuart Benson on July 29, 2022 (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on August 4, 2022)
10.18	Letter Agreement, dated November 28, 2022, between Smart for Life, Inc. and Stuart Benson (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on December 2, 2022)
10.19	5% Secured Subordinated Promissory Note issued by Smart for Life, Inc. to Justin Francisco and Steven Rubert on November 8, 2021 (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.20	Amended and Restated 6% Secured Subordinated Promissory Note issued by Smart for Life, Inc. to Sasson E. Moulavi on November 29, 2022 (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on December 2, 2022)

10.21	Original Issue Discount Secured Subordinated Note issued by Smart for Life, Inc. to Joseph X. Xiras on July 29, 2022 (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on August 4, 2022)
10.22	Form of Debenture relating to 2022 private placement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 5, 2022)
10.23	Loan Agreement, dated July 1, 2021, among Smart for Life, Inc., Bonne Sante Natural Manufacturing, Inc., Doctors Scientific Organica, LLC and Diamond Creek Capital, LLC (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.24*	First Amendment to Loan Agreement, dated June 29, 2022, among Smart for Life, Inc., Bonne Sante Natural Manufacturing, Inc., Doctors Scientific Organica, LLC and Diamond Creek Capital, LLC
10.25	Second Amendment to Loan Agreement, dated December 29, 2022, among Smart for Life, Inc., Bonne Sante Natural Manufacturing, Inc., Doctors Scientific Organica, LLC and Diamond Creek Capital, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 5, 2023)
10.26	Term Loan Promissory Note issued by Smart for Life, Inc., Bonne Sante Natural Manufacturing, Inc. and Doctors Scientific Organica, LLC to Diamond Creek Capital, LLC on July 1, 2021 (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.27	Security Agreement, dated July 1, 2021, among Smart for Life, Inc., Bonne Sante Natural Manufacturing, Inc., Doctors Scientific Organica, LLC and Diamond Creek Capital, LLC (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.28	Lease Agreement, dated November 28, 2022, between 990 S Rogers Circle, LLC and Smart for Life, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 2, 2022)
10.29	Lease, dated February 3, 2012, between O & B Properties, Inc. and Bonne Sante Natural Manufacturing, Inc., as amended (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.30	Business Lease, dated November 20, 2015, between Aqua USA Property Management LLC and Bonne Sante Natural Manufacturing, Inc. (incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.31	Lease, dated September 1, 2018, between Scientific Real Estate Holdings LLC and Doctors Scientific Organica, LLC (incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.32	Memorandum of Agreement of Lease, dated September 30, 2021, between The Linger Corporation and Smart for Life Canada Inc. (incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.33†	Employment Agreement, dated July 1, 2020, between Smart for Life, Inc. and Alfonso J. Cervantes (incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.34†	Employment Agreement, dated July 1, 2020, between Smart for Life, Inc. and Darren C. Minton (incorporated by reference to Exhibit 10.40 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.35	Form of Independent Director Agreement between Smart for Life, Inc. and each of Robert S. Rein and Roger Conley Wood (incorporated by reference to Exhibit 10.41 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 14, 2022)
10.36	Independent Director Agreement, dated October 17, 2022, between Smart for Life, Inc. and Arthur S. Reynolds (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 21, 2022)
10.37	Form of Indemnification Agreement between Smart for Life, Inc. and each independent director (incorporated by reference to Exhibit 10.42 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 14, 2022)

10.38†	2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.43 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.39†	Form of Stock Option Agreement for 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.44 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.40†	Form of Restricted Stock Award Agreement for 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.45 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.41†	2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.46 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 14, 2022)
10.42†*	Amendment No. 1 to 2022 Equity Incentive Plan
10.43†	Form of Stock Option Agreement for 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.47 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 14, 2022)
10.44†	Form of Restricted Stock Award Agreement for 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.48 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 14, 2022)
10.45†	Form of Restricted Stock Unit Award Agreement for 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.49 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 14, 2022)
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed on March 31, 2022)
19.1*	Insider Trading Policy
21.1*	Subsidiaries of Smart for Life, Inc.
23.1*	Consent of Daszkal Bolton LLP
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
+	Certain confidential information contained these exhibits has been omitted in accordance with Item 6.01(b)(10) because it is both (i) not material and (ii) is the type that we treat as private or confidential because it would be competitively harmful if publicly disclosed
†	Executive compensation plan or arrangement

ITEM 16. FORM 10-K SUMMARY.

None.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Smart for Life, Inc.

Doral, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Smart for Life, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of income, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has sustained recurring losses and has a deficiency in working capital of approximately $11.5 million at December 31, 2022, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that are communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved are especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Intangible Assets and Goodwill in Acquisitions

As described in Notes 3 to the consolidated financial statements, the Company completed an acquisition for consideration of $8.6 million and the transaction was accounted for as business combinations. The Company recorded acquired intangible assets at fair value on the date of acquisition. The methods used to estimate the fair value of acquired intangible assets involve significant assumptions. The significant assumptions applied by management in estimating the fair value of the acquired intangible assets included income projections and discount rates.

The principal considerations for our determination that performing procedures relating to the valuation of acquired intangible assets is a critical audit matter are (1) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value of intangible assets acquired due to the significant judgment by management when developing the estimates and (2) significant audit effort was required in evaluating the significant assumptions relating to the estimates, including the income projections and discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

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

Intangible Assets Impairment Assessments

As described in Notes 3 and 6 to the consolidated financial statements, the Company has goodwill and intangible assets of $24.8 million at December 31, 2022. In most cases, no directly observable market inputs are available to measure the fair value to determine if the asset is impaired. Therefore, an estimate is derived indirectly and is based on net present value techniques utilizing post-tax cash flows and discount rates. The estimates that management used in calculating the net present values depend on assumptions specific to the nature of the management service activities with regard to the amount and timing of projected future cash flows; long-term forecasts; actions of competitors (competing services), future tax and discount rates.

The principal considerations for our determination that performing procedures relating to the intangible assets impairment assessment is a critical audit matter are the significant judgment by management when developing the net present value of the intangible assets. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the amount and timing of projected future cash flows and the discount rate.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing management’s process for developing the fair value estimate; evaluating the appropriateness of the net present value techniques; testing the completeness and accuracy of underlying data used in the model; and evaluating the significant assumptions used by management, including the amount and timing of projected future cash flows and the discount rate. Evaluating management’s assumptions related to the amount and timing of projected future cash flows and the discount rate involved evaluating whether the assumptions used by management were reasonable considering the current and past performance of the intangible assets and whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ Daszkal Bolton LLP

Daszkal Bolton LLP

We have served as the Company’s auditor since 2021

Fort Lauderdale, Florida

March 31, 2023

SMART FOR LIFE, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2022 AND 2021

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$69,714	$205,093
Accounts receivable, net	561,894	388,958
Inventory	2,665,501	3,392,544
Prepaid expenses and other current assets	306,867	352,909
Total current assets	3,603,976	4,339,504

Property and equipment, net	482,219	523,044
Intangible assets, net	20,936,258	14,420,900
Goodwill	1,342,000	1,342,000
Deposits and other assets	109,638	61,877
Operating lease right-of-use assets	2,672,866	1,923,082
Total other assets	25,542,981	18,270,903
Total assets	$29,146,957	$22,610,407

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,123,837	$1,991,788
Accrued expenses	1,888,013	2,066,087
Accrued expenses, related parties	947,951	371,319
Due to related parties, net	—	325,966
Deferred revenue	662,879	681,786
Preferred stock dividends payable	600,750	355,417
Lease liability, current	303,819	384,530
Debt, current, net of debt discounts	6,616,273	10,967,855
Total current liabilities	15,143,522	17,144,748

Long-term liabilities:
Lease liability, noncurrent	2,423,446	1,570,388
Debt, noncurrent	13,941,973	9,986,009
Total long-term liabilities	16,365,419	11,556,397
Total liabilities	31,508,941	28,701,145

Commitments and contingencies

Stockholders’ Deficit
Preferred Stock, $.0001 par value, 10,000,000 shares authorized and 1,000 and 8,000 shares outstanding as of December 31, 2022 and 2021, respectively
Series A Convertible Preferred Stock, $.0001 par value, 8,000 shares authorized, 1,000 and 8,000 shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	1
Common Stock, $.0001 par value, 100,000,000 shares authorized, 36,103,067 and 13,937,500 issued and outstanding as of December 31, 2022 and 2021, respectively	3,610	1,394
Additional paid in capital	42,626,821	8,922,467
Accumulated deficit	(44,992,415)	(15,014,600)
Total stockholders’ deficit	(2,361,984)	(6,090,738)
Total liabilities and stockholders’ equity	$29,146,957	$22,610,407

The accompanying notes are an integral part of these consolidated financial statements

SMART FOR LIFE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	December 31, 2022	December 31, 2021
Revenues
Products	$14,331,482	$8,330,571
Advertising	3,434,879	692,022
Total revenues	17,766,361	9,022,593
Cost of revenues
Products	10,327,956	5,596,247
Advertising	2,561,276	528,386
Total cost of revenues	12,889,232	6,124,633
Gross profit	4,877,129	2,897,960
Operating expenses
General and administrative	6,321,672	2,948,466
Compensation	6,690,889	3,564,978
Professional services	1,925,713	907,412
Depreciation and amortization expense	2,145,441	717,925
Total operating expenses	17,083,715	8,138,781
Operating loss	(12,206,586)	(5,240,821)
Other income (expense)
Other (expense)	(8,900)	(12,782)
Consulting fees – related parties	(1,471,199)	—
IPO expenses	(702,394)	—
Gain on debt extinguishment	329,052	—
Interest (expense)	(15,917,788)	(2,511,920)
Total other (expense)	(17,771,229)	(2,524,702)
Loss before income taxes	(29,977,815)	(7,765,523)
Income tax expense	—	—
Net loss	$(29,977,815)	$(7,765,523)
Series A Preferred Stock dividends	600,750	355,417
Net loss attributable to common shareholders	(30,578,565)	(8,120,940)
Weighted average shares outstanding	30,762,944	13,397,034
Loss per share	$(.99)	$(0.61)
Weighted average shares outstanding	30,762,944	13,397,034

The accompanying notes are an integral part of these consolidated financial statements

SMART FOR LIFE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	—	$—	13,805,000	$1,381	$121,870	$(7,249,077)	$(7,125,826)
Stock issued for services	—	—	90,000	9	891	—	900
Stock issued for acquisition	—	—	42,500	4	424,996	—	425,000
Preferred stock, Series A, dividends payable	—	—	—	—	(355,417)	—	(355,417)
Warrants issued in connection with debt	—	—	—	—	1,650,128	—	1,650,128
Stock issued for cash	8,000	1	—	—	7,079,999	—	7,080,000
Net loss	—	—	—	—	—	(7,765,523)	(7,765,523)
Balance, December 31, 2021	8,000	$1	13,937,500	1,394	$8,922,467	$(15,014,600)	$(6,090,738)
Common stock issued for cash with initial public offering	—	—	1,440,000	144	10,668,316	—	10,688,460
Series A warrants issued in connection with initial public offering	—	—	—	—	1,910,743	—	1,910,743
Series B warrants in connection with initial public offering	—	—	—	—	159,229	—	159,229
Warrants issued in connection with debt	—	—	—	—	65,624	—	65,624
Common stock issued upon exercise of series B warrants	—	—	1,439,230	144	(144)	—	—
Common stock issued upon conversion of convertible notes	—	—	3,781,995	378	8,165,007	—	8,165,385
Common stock issued in connection with acquisition	—	—	42,500	4	(4)	—	—
Common stock issued for conversion of accounts payable	—	—	14,723	1	147,222	—	147,223
Common stock issued for services	—	—	1,127,000	113	922,262	—	922,375
Common stock issued upon conversion of preferred stock	(7,000)	(1)	10,499,469	1,050	(1,049)	—	—
Common stock issued under future equity agreements	—	—	2,168,992	217	10,844,743	—	10,844,960
Common stock issued upon option exercise	—	—	195,495	20	(20)	—	—
Common stock issued upon conversion of promissory note	—	—	73,267	7	73,720	—	73,727
Stock issued for cash in private placement	—	—	1,282,896	128	909,872	—	910,000
Stock issued for debt forbearance	—	—	100,000	10	30,490	—	30,500
Preferred stock Series A dividend payable	—	—	—	—	(245,333)	—	(245,333)
Stock based compensation	—	—	—	—	53,676	—	53,676
Net loss						(29,977,815)	(29,977,815)
Balance, December 31, 2022	1,000	$—	36,103,067	$3,610	$42,626,821	$(44,992,415)	$(2,361,984)

The accompanying notes are an integral part of these consolidated financial statements

SMART FOR LIFE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net loss	$(29,977,815)	$(7,765,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	40,411	—
Debt issuance cost	2,833,080	621,638
Depreciation and amortization expense	2,145,441	717,925
Gain on extinguishment of debt	(326,567)	—
Stock-based compensation	53,676	—
Stock issued for services	1,049,795	900
Interest expense associated with warrants issued with debt	65,624	—
Interest expense associated with future equity agreements	10,844,960	—
Accretion related to right of use asset	665,872	53,654
Change in operating assets and liabilities:
Accounts receivable, net	(213,347)	94,530
Inventory	727,043	(842,049)
Prepaid expenses and other current assets	46,042	(264,854)
Deposits and other assets	(47,761)	(24,680)
Accounts payable	2,463,903	734,134
Accrued expenses	337,311	1,012,897
Accrued expenses, related parties	576,632	208,204
Repayment of right of use asset	(643,309)	—
Deferred revenue	(18,907)	487,766
Net cash used in operating activities	(9,377,916)	(4,965,458)

Cash flows from investing activities:
Cash paid for acquisition of DSO	—	(6,000,000)
Cash paid for acquisition of Ceautamed	(3,000,000)	—
Cash paid for acquisition of Nexus	—	(2,100,000)
Additions to property and equipment	(64,456)	(141,383)
Net cash used in investing activities	(3,064,456)	(8,241,383)

Cash flows from financing activities:
Receipts from related parties	—	1,367,400
Payments to related parties	(196,413)	(1,087,523)
Proceeds from initial public offering	12,684,739	—
Proceeds from issuance of common stock	910,001	—
Proceeds from private placement	—	7,080,000
Proceeds from convertible notes and notes payable	9,797,275	7,418,969
Repayments on convertible notes and notes payable	(10,888,609)	(1,851,860)
Net cash provided by financing activities	12,306,993	12,926,986

Net decrease in cash	(135,379)	(279,855)
Cash, beginning of year	205,093	484,948
Cash, end of year	$69,714	$205,093

Supplemental disclosure of cash flow information:
Interest paid	$4,112,081	$937,034

Non-cash investing and financing activities:
Stock issued for conversion of accounts payable	$147,223	$—
Stock issued for conversion of convertible notes and interest	$8,165,385	$—
Debt issued for acquisition of Ceautamed	$5,600,000	$—
Equipment obtained with financing	$190,278	$—
Issuance of common stock for acquisition of GSP	$—	$425,000
Non-cash acquisition of Doctors Scientific Organica	$—	$6,000,000
Non-cash acquisition of Nexus Offers	$—	$3,800,000

The accompanying notes are an integral part of these consolidated financial statements

SMART FOR LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 1 — Description of Business

Smart for Life, Inc., formerly Bonne Santé Group, Inc. (“SMFL”), is a Delaware corporation which was formed on February 2, 2017. Structured as a global holding company, it is engaged in the development, marketing, manufacturing, acquisition, operation and sale of a broad spectrum of nutraceutical and related products with an emphasis on Health & Wellness.

On March 8, 2018, SMFL acquired 51% of Millenium Natural Manufacturing Corp. and Millenium Natural Health Products, Inc. On October 8, 2019, SMFL entered into an agreement to acquire the remaining 49% of these companies, subject to certain conditions which were subsequently met. On September 30, 2020, the name of Millenium Natural Manufacturing Corp. was changed to Bonne Sante Natural Manufacturing, Inc. (“BSNM”), and on November 24, 2020, Millenium Natural Health Products Inc. was merged into BSNM. Based in Doral, Florida, BSNM operates a 22,000 square-foot FDA-certified manufacturing facility. It manufactures nutritional products for a significant number of customers.

On July 1, 2021, SMFL acquired Doctors Scientific Organica, LLC d/b/a Smart for Life, Oyster Management Services, Ltd., Lawee Enterprises, L.L.C. and U.S. Medical Care Holdings, L.L.C. On August 27, 2021, SMFL transferred all of the equity interests of Oyster Management Services, Ltd., Lawee Enterprises, L.L.C. and U.S. Medical Care Holdings, L.L.C. to Doctors Scientific Organica, LLC. On May 19, 2022, SMFL acquired Lavi Enterprises, LLC. On the same date, SMFL transferred all of the equity interests of Lavi Enterprises, LLC to Doctors Scientific Organica, LLC. On December 13, 2022, Oyster Management Services, Ltd. was converted to a limited liability company known as Oyster Management Services, L.L.C. As a result of the foregoing, Oyster Management Services, L.L.C., Lawee Enterprises, L.L.C., U.S. Medical Care Holdings, L.L.C. and Lavi Enterprises, LLC are now wholly owned subsidiaries of Doctors Scientific Organica, LLC (collectively, “DSO”). Based in Riviera Beach, Florida, DSO operates a 30,000 square-foot FDA-certified manufacturing facility. DSO manufactures and sells weight management foods and related products. Additionally, DSO provides manufacturing services for other customers.

On August 24, 2021, Smart for Life Canada Inc. (“DSO Canada”) was established as a wholly owned subsidiary of Doctors Scientific Organica, LLC in Canada. SMFL Canada sells retail products through a retail store location in Montreal Canada and the same location also acts as distribution center for international direct to consumer and big box customers. It maintains inventory and employees at this location.

On November 8, 2021, SMFL acquired Nexus Offers, Inc. (“Nexus”). Nexus is a network platform in the affiliate marketing space. Affiliate marketing is an advertising model in which a product vendor compensates third-party digital marketers to generate traffic or leads for the product vendor’s products and services. The third-party digital marketers are referred to as affiliates, and the commission fee incentivizes them to find ways to promote the products being sold by the product vendor. Based in Miami, Florida, Nexus operates virtually.

On December 6, 2021, SMFL acquired GSP Nutrition Inc. (“GSP”). GSP is a sports nutrition company that offers nutritional supplements for athletes and active lifestyle consumers under the Sports Illustrated Nutrition brand. Based in Miami, Florida, GSP operates virtually.

On July 29, 2022, SMFL acquired Ceautamed Worldwide, LLC and its wholly-owned subsidiaries Wellness Watchers Global, LLC and Greens First Female LLC (collectively, “Ceautamed”). Ceautamed is based in Boca Raton, Florida and owns the Greens First line of branded products which have been specifically marketed to the healthcare provider sector.

On August 15, 2022, SMFL entered into a joint venture with a seller of Ceautamed to form Smart Acquisition Group, LLC. This company was formed to expand M&A growth initiatives through the identification, negotiation, financing and acquisition of companies by SMFL.

SMART FOR LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements reflect the consolidated operations of SMFL and its wholly owned subsidiaries BSNM, DSO, DSO Canada, Nexus, GSP and Ceautamed (collectively the “Company”) and are prepared in the United States Dollars in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current year presentation.

Liquidity, Capital Resources and Going Concern

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital deficiency of $11.5 million.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. Accordingly, the Company will be dependent upon the raising of additional capital through placement of common stock and/or debt financing in order to implement its business plan.  There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Fair Value Measurements

Fair value is the exchange price to sell an asset or transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The Company uses market data or assumptions market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs may be readily observable, corroborated by market data, or generally unobservable. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

Recurring Fair Value Measurements

The Company has no financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2022 or 2021.

Non-Recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis including those described in Note 6 —Intangible Assets, and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered a Level 3 measurement due to the subjective nature of the unobservable inputs used to determine the fair value.

Fair Value of Other Financial Instruments

Certain nonfinancial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The estimated fair value of financial instruments is determined using the best available market information and appropriate valuation methodologies. Considerable judgment is necessary, however, in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange, or the value that ultimately will be realized upon maturity or disposition. The use of different market assumptions may have a material effect on the estimated fair value amounts. The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and cash equivalents: The carrying amount of these assets approximates fair value because of the short maturity of these instruments.

Other long-term debt: The Wallace Convertible Promissory Note is not actively traded and is considered a Level 3 instrument. The Company believes the current carrying value of this debt approximates its fair value.

SMART FOR LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2022 AND 2021

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three (3) months or less to be cash equivalents. At December 31, 2022 and 2021, there were no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts represents the Company’s estimate for uncollectible receivables based on a review of specific accounts and the Company’s historical collection experience. The Company writes off specific accounts based on an ongoing review of collectability, as well as management’s past experience with the customers. Accounts receivable are presented net of an allowance for doubtful accounts of $57,581 and $17,170 at December 31, 2022 and 2021, respectively.

Inventory, net

Inventory consists of raw materials, packaging materials, and finished goods and is valued at the lower of cost (first-in, first-out) (replacement cost or net realizable value). An allowance for inventory obsolescence is provided for slow moving or obsolete inventory to write down historical cost to net realizable value. The Company primarily performs its manufacturing for functional foods and nutraceuticals in the form of bars, cookies, powders, tablets and capsules.

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

Intangible Assets

In accordance with ASC Topic 350, Intangibles—Goodwill and Other, the Company reviews intangible assets at least annually for impairment. In connection with any such review, if the recorded value of intangible assets is greater than its fair value, they are written down and charged to results of operations. Intangible assets (excluding goodwill) are assessed at each reporting date for indications that an asset may be impaired. If any such indication exists, or when annual impairment testing for an asset is required, the Company makes an estimate of the asset’s recoverable amount. The asset’s recoverable amount is the higher of an asset’s or cash-generating unit’s fair value less costs of disposal and its value in use and is determined for an individual asset, unless the asset does not generate cash inflows that are largely independent of those from other assets or groups of assets. Where the carrying amount of an asset or a group of assets exceeds its recoverable amount, the asset is considered impaired and is written down to its recoverable amount. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset or the group of assets.

Intangible assets and goodwill consist of customer relationships, non-compete agreements, license agreements, goodwill, and intellectual property acquired in the acquisitions of BSNM, DSO, Nexus, GSP and Ceautamed. The Company amortizes intangible assets with finite lives on a straight-line basis over their estimated useful lives which ranges from 3 to 15 years.

Goodwill

The Company allocates goodwill to reporting units based on the reporting unit expected to benefit from the business combination. The Company evaluates its reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.

In accordance with ASC Topic 350, Intangibles—Goodwill and Other, the Company reviews intangible assets at least annually for impairment. In connection with any such review, if the recorded value of intangible assets is greater than its fair value, they are written down and charged to results of operations. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated primarily through the use of a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital.

The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit.

In connection with the acquisition of DSO on July 1, 2021, the Company recognized goodwill which had a balance of $1,342,000 as of December 31, 2022.

Long-Lived Assets

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. The Company had no impairment of long-lived assets at December 31, 2022 and 2021.

SMART FOR LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2022 AND 2021

Lease Right-of-Use Asset

The Company records a right-of-use (“ROU”) asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified either as finance or operating with the classification affecting the pattern of expense recognition.

Lease liabilities are recognized based on the present value of the remaining lease payments and are discounted using the most reasonable incremental borrowing rate. The Company uses the implicit rate when it is readily determinable. Since the Company’s lease does not provide an implicit rate, to determine the present value of lease payments, management uses the Company’s incremental borrowing rate based on the information available at lease commencement. Leases with a term of 12 months or less at inception are not recorded on the balance sheet and are expensed on a straight- line basis over the lease term.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 13).

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

Products (BSNM, DSO, GSP and Ceautamed)

The Company primarily generates revenues by manufacturing and packaging of nutraceutical products as a contract manufacturer for customers. The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations at December 31, 2022 or 2021.

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

Nexus’ general payment terms are short-term in duration. Insertion orders are utilized between Nexus and the customer for each campaign related to a particular product being marketed. The insertion order remains in effect until the customer or Nexus terminates the order, and either party may terminate the order at any time upon 14 days’ written notice. The customer is billed weekly for the sales digital marketers have generated for the week. Nexus does not have significant financing components or payment terms. Nexus did not have any material unsatisfied performance obligations at December 31, 2022 or 2021.

SMART FOR LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2022 AND 2021

Freight

For the years ended December 31, 2022 and 2021, freight costs amounted to $889,493 and $390,804, respectively, and have been recorded in cost of goods sold in the accompanying consolidated statement of operations.

Advertising

Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2022 and 2021 were $2,173,594 and $1,019,705, respectively.

Paycheck Protection Program

The Company records Paycheck Protection Program (“PPP”) loan proceeds in accordance with ASC 470, Debt. Debt is extinguished when either the debtor pays the creditor or the debtor is legally released from being the primary obligor, either judicially or by the creditor.

Stock-based Compensation

The Company recognizes expense for stock options and warrants granted over the vesting period based on the fair value of the award at the grant date, valued using a Black-Scholes option pricing model to determine the fair market value of the stock options. The Company calculates the amount of tax benefit available by tracking each stock option award on an employee-by-employee basis and on a grant-by-grant basis. The Company then compares the recorded expense to the tax deduction received for each stock option grant.

Income Taxes

The Company accounts for income tax under the provisions of ASC 740, Income Taxes. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. At December 31, 2022 and 2021, the Company has no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company’s tax years subject to examination by tax authorities generally remain open for three (3) years from the date of filing. Due to the continued losses, the Company has recorded a full valuation at the end of December 31, 2022 and 2021.

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

Recent Accounting Standards Issued Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted this standard at December 31, 2022 which resulted in no impact in connection with convertible debt instruments for the year ended December 31,2022.

Recent Accounting Standards Issued Not Yet Adopted

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
YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 3 — Acquisitions

Acquisition of Ceautamed

On March 14, 2022, the Company entered into securities purchase agreement, which was amended on July 29, 2022, to acquire Ceautamed. On July 29, 2022, the acquisition was completed.

Pursuant to the terms of the securities purchase agreement, as amended, the Company acquired Ceautamed for an aggregate purchase price of $8,600,000. The purchase price consists of (i) $3,000,000 in cash, of which $1,000,000 was previously paid by the Company and $2,000,000 was paid at closing, (ii) secured subordinated convertible promissory notes in the aggregate principal amount of $2,150,000; (iii) secured subordinated promissory notes in the aggregate principal amount of $2,150,000 and (iv) secured subordinated promissory notes in the aggregate principal amount of $1,300,000.

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

Amount
Tangible assets acquired	$635,223
Liabilities assumed	(392,529)
Intangible assets	8,357,306
Net assets acquired	$8,600,000

The intangible assets acquired from Ceautamed are comprised of the following:

	Useful life in years	Amount
Non-compete agreements	3	$785,530
Customer contracts	10	7,186,577
Intellectual property	10	385,199
		$8,357,306

SMART FOR LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2022 AND 2021

Proforma

The following unaudited supplemental proforma financial information reflects the combined results of operations had the Ceautamed acquisition along with the acquisitions completed during 2021 had occurred at the beginning of 2021. The proforma information reflects certain adjustments related to the acquisitions including adjusted amortization and depreciation expense based on the fair values of the assets acquired. The proforma combined results of operations are as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Net sales	$19,596,961	$22,643,109
Net income (loss)	$(29,742,915)	$(11,183,002)

Earnings (loss) per share, basic and diluted	$(0.99)	$(0.83)
Weighted average shares outstanding, basic and diluted	30,762,944	13,397,034

Note 4 — Inventory

Inventory consisted of the following at December 31:

	2022	2021
Raw materials	$644,202	$452,583
Work in Progress	946,884	1,029,111
Finished goods	1,074,415	1,910,850
	2,665,501	3,392,544
Less: allowance for obsolescence	—	—
	$2,665,501	$3,392,544

Note 5 — Property and Equipment

Property and equipment consisted of the following at December 31:

	Estimated Useful Lives (in Years)	2022	2021
Furniture and fixtures	7	$9,139	$9,139
Equipment – Manufacturing	5	1,342,702	1,102,239
Building & Equipment	5	3,840	193
Leasehold improvements	2.5	90,099	71,539
		1,445,780	1,183,110
Less: accumulated depreciation and amortization		(963,561)	(660,066)
Property and equipment, net		$482,219	$523,044

Depreciation and amortization expense for the years ended December 31, 2022 and 2021 totaled $303,493 and $231,741, respectively.

SMART FOR LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 6 — Intangible Assets

Intangible assets consisted of the following at December 31:

	Estimated Useful Lives (in Years)	2022	2021
Customer contracts	10	$17,046,076	$9,859,499
Developed technology	15	1,570,000	1,570,000
Non-compete agreements	3	1,595,530	810,000
Patents	5	230,000	230,000
Tradename	15	2,010,000	2,010,000
Intellectual property	10	385,199	—
Licenses agreements	5	584,220	584,220
Total intangible assets		23,421,025	15,063,917
Less: amortization		(2,484,767)	(642,819)
Intangibles, net		$20,936,258	$14,420,900

During 2022, identifiable intangible assets increased by $8.4 million related to the acquisition of Ceautamed and declined by $1.8 million due to amortization. During 2021, identifiable intangible assets increased by $14.6 million related to acquisitions and declined by $.5 million due to amortization.

Amortization (included in depreciation and amortization expense) for the years ended December 31, 2022 and 2021 was $1,841,948 and $486,184, respectively.

The future amortization is as follows:

Years Ending December 31:
2023	$2,440,871
2024	2,440,871
2025	2,331,770
2026	2,125,115
2027	2,006,901
Thereafter	9,586,393
Total	$20,936,258

Note 7 — Lease Commitments

The Company enters into lessee arrangements consisting of operating leases for premises. The Company had four operating leases for premises as of December 31, 2022 and 2021.

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

SMART FOR LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2022 AND 2021

Right of Use Asset and Liability

The right of use asset and liability is included in the accompanying consolidated balance sheets as follows at December 31:

	2022	2021
Asset
Right of use asset	$2,672,866	$1,923,082

Liability
Right of use liability, current portion	$303,819	$384,530
Right of use liability, net of current portion	2,423,446	1,570,388
Total lease liability	$2,727,265	$1,954,918

Minimum lease payments under the operating lease are recognized on a straight-line basis over the term of the lease.

For the Year Ended December 31:
2023	$614,828
2024	633,038
2025	651,829
2026	671,213
2027	658,622
Thereafter	636,777
Total payments	3,866,306
Less: amount representing interest	(1,139,042)
Lease obligation, net	2,727,265
Less: current portion	(303,819)
Lease obligation – long-term	$2,423,446

Rent expense for the years ended December 31, 2022 and 2021 was $431,330 and $417,669, respectively.

Note 8 — Debt

Original Issue Discount Subordinated Debentures

In June 2022, the Company commenced an offering of original issue discount subordinated debentures. As of December 31, 2022, the Company has completed four closings of this offering and issued debentures in the aggregate principal amount of $3,911,770. The debentures contain an original issue discount of 15%, or an aggregate original issue discount of $586,770. As a result, the total purchase price was $3,325,000. The debentures bear interest at a rate of 17.5% per annum. The outstanding principal amount and all accrued interest is due and payable on the earlier of (i) the completion of the Company’s next equity financing in which it receives gross proceeds in excess of $20 million, (ii) twenty-four months after the date of issuance or (iii) within 30 days after election of repayment from the holder so long as the election is after the 6-month anniversary of the debenture. The Company may voluntarily prepay the debentures in whole or in part without premium or penalty. The debentures contain customary events of default for a loan of this type. The debentures are unsecured and are subordinated in right of payment to the prior payment in full of all senior indebtedness and are pari passu in right of payment to any other unsecured indebtedness incurred by the Company in favor of any third party. As of December 31, 2022, the outstanding principal balance of the debentures was $3,911,770 and debt issuance cost was $459,075.

SMART FOR LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2022 AND 2021

Original Issue Discount Secured Subordinated Note

On July 29, 2022, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which it sold an original issue discount secured subordinated note in the principal amount of $2,272,727 to such investor. The note contains an original issue discount of 12%, or an original issue discount of $272,727. As a result, the total purchase price was $2,000,000, the proceeds of which were used to fund the acquisition of Ceautamed. The note shall bear interest at the rate of 16% per annum and matures on July 29, 2027. The outstanding principal and all accrued interest shall be amortized on a 60-month straight-line basis and payable in accordance with the amortization schedule set forth on Exhibit A to the note. The Company may prepay the principal and all accrued and unpaid interest on the note without penalty, in whole or in part; provided however, in no event before January 15, 2023, unless with the explicit prior written approval of the holder. The note contains customary events of default for a loan of this type. The note is guaranteed by BSNM, DSO, Nexus, GSP and Ceautamed and is secured by a security interest in all of the assets of the Company and such guarantors; provided that such security interest is subordinate to the rights of the lenders under any senior indebtedness (as defined in the note). As of December 31, 2022, the outstanding principal balance of the note was $2,242,853 and debt issuance cost was $250,025.

12% Unsecured Subordinated Convertible Debentures

On November 5, 2021, the Company entered into a securities purchase agreement with certain investors, pursuant to which it sold 12% unsecured subordinated convertible debentures in the aggregate principal amount of $2,250,000 to such investors for gross proceeds of $2,214,000, the proceeds of which were used to fund the acquisition of Nexus. Interest at a rate of 12% per annum accrued on the principal balance of the debentures from the date of issuance until February 14, 2022, the date that the registration statement related to the IPO was declared effective by the Securities and Exchange Commission (the “IPO Date”). On December 9, 2022, the notes and accrued interest were converted into 2,542,501 shares of the Company’s common stock at a conversion price of $1.00.

Acquisition Notes

On July 1, 2021, the Company issued a 6% secured subordinated convertible promissory note in the principal amount of $3,000,000 to a related party, Sasson E. Moulavi, in connection with the acquisition of DSO. This note accrued interest at 6% per annum and was to mature on July 1, 2024. As of December 31, 2021, the outstanding principal balance of this note was $3,000,000. This note and accrued interest automatically converted into 623,200 shares of common stock concurrent with the closing of the IPO on February 18, 2022.

On July 1, 2021, the Company issued a 6% secured subordinated promissory note in the principal amount of $3,000,000 to a related party, Sasson E. Moulavi, in connection with the acquisition of DSO. This note accrues interest at 6% per annum and the outstanding principal and interest will be amortized on a straight-line basis and are payable quarterly in accordance with the amortization schedule attached to the note, with all amounts due and payable on July 1, 2024. The Company may prepay all or any portion of this note any time prior to maturity without premium or penalty. This note contains customary covenants and events of default for a loan of this type, including if a default occurs under any senior secured indebtedness to banks and other financial institutions or private equity funds, and is secured by a security interest in all of the assets of DSO; provided that such security interest is subordinate to the rights of the lenders under any such senior secured indebtedness. As of December 31, 2022, the outstanding principal balance of this note was $3,050,000.

On November 8, 2021, the Company issued a 5% secured subordinated convertible promissory note in the principal amount of $1,900,000 to related parties, Justin Francisco and Steven Rubert, in connection with the acquisition of Nexus. This note accrued interest at 5% per annum and was to mature on November 8, 2024. As of December 31, 2021, the outstanding principal balance of this note was $1,900,000. This note and accrued interest automatically converted into 386,460 shares of common stock concurrent with the closing of the IPO on February 18, 2022.

SMART FOR LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2022 AND 2021

On November 8, 2021, the Company issued a 5% secured subordinated promissory note in the principal amount of $1,900,000 to related parties, Justin Francisco and Steven Rubert, in connection with the acquisition of Nexus. This note accrues interest at 5% per annum and the outstanding principal and interest will be amortized on a straight-line basis and are payable quarterly in accordance with the amortization schedule attached to the note, with all amounts due and payable on November 8, 2024. The Company may prepay all or any portion of this note any time prior to maturity without premium or penalty. The note contains customary covenants and events of default for a loan of this type, including if a default occurs under any senior secured indebtedness to banks and other financial institutions or private equity funds, and is secured by a security interest in all of the Company’s assets; provided that such security interest is subordinate to the rights of the lenders under any such senior secured indebtedness. As of December 31, 2022, the outstanding principal balance of this note was $1,900,000.

On July 29, 2022, the Company issued secured subordinated convertible promissory notes in the aggregate principal amount of $2,150,000 in connection with the acquisition of Ceautamed, which are partially with a related party. The notes shall bear interest at the rate of 5% per annum with all principal and accrued interest being due and payable in one lump sum on July 29, 2025; provided that upon an event of default (as defined in the notes), such interest rate shall increase to 10%. The notes are convertible at the option of the holder into common stock at a conversion price of $6.25; provided that the holder may not elect to convert a portion of the outstanding principal in an amount less than the lesser of $200,000 or the remaining outstanding principal. The notes contain customary covenants and events of default for loans of this type, including upon any default under the senior indebtedness (as defined in the notes). The notes are guaranteed by Ceautamed and are secured by a security interest in all of the assets of such guarantors; provided that such security interest is subordinate to the rights of the lenders under any such senior indebtedness. As of December 31, 2022, the outstanding principal balance of these notes was $2,150,000.

On July 29, 2022, the Company issued secured subordinated promissory notes in the aggregate principal amount of $2,150,000 in connection with the acquisition of Ceautamed, which are partially with a related party. The notes shall bear interest at the rate of 5% per annum and mature on July 29, 2025; provided that upon an event of default (as defined in the notes), such interest rate shall increase to 10%. The outstanding principal and all accrued interest shall be amortized on a five-year straight-line basis and payable quarterly in accordance with the amortization schedule set forth on Exhibit A to the notes. The Company may redeem all or any portion of the notes at any time without premium or penalty. The notes contain customary covenants and events of default for loans of this type, including upon any default under the senior indebtedness (as defined in the notes). The notes are guaranteed by Ceautamed and are secured by a security interest in all of the assets of such guarantors; provided that such security interest is subordinate to the rights of the lenders under any such senior indebtedness. As of December 31, 2022, the outstanding principal balance of these notes was $2,150,000.

On July 29, 2022, the Company issued secured subordinated promissory notes in the aggregate principal amount of $1,300,000 in connection with the acquisition of Ceautamed, which are partially with a related party. The notes bore interest at the rate of 5% per annum with all principal and accrued interest being due and payable in one lump sum ninety (90) days from the date of the note; provided that upon an event of default (as defined in the notes), such interest rate shall increase to 10%. On November 28, 2022, the Company entered into letter agreements with the holders of most of the notes to amend the terms of these notes. Pursuant to letter agreements, the parties agreed to extend the maturity date to June 1, 2023 and agreed to a seven month payment schedule, with the first payment due December 1, 2022. The parties also agreed to increase the default interest rate from 10% to 15%. The Company also agreed that if an event of default (as defined in the notes) has occurred and is continuing, then the Company shall not create any senior indebtedness (as defined in the notes) without the consent of the holders of a majority of the principal amount of the notes. In exchange for the agreement of the holders to enter into the letter agreements, the Company agreed to pay certain amendment fees as more particularly described in the letter agreements. The Company is in the process of negotiating a similar extension of one remining note in the principal amount of $100,000. The Company may redeem all or any portion of the notes at any time without premium or penalty. The notes contain customary covenants and events of default for loans of this type, including upon any default under the senior indebtedness (as defined in the notes). The notes are guaranteed by Ceautamed and are secured by a security interest in all of the assets of such guarantors; provided that such security interest is subordinate to the rights of the lenders under any such senior indebtedness. As of December 31, 2022, the outstanding principal balance of these notes was $1,100,000.

SMART FOR LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2022 AND 2021

Other Promissory Notes and Cash Advances

Promissory Notes

On July 1, 2021, the Company entered into a loan agreement with Diamond Creek Capital, LLC for a term loan in the principal amount of up to $3,000,000. The loan bears interest at a rate of 15.0% per annum, provided that upon an event of default, such rate shall increase by 5%. The loan was due and payable on the earlier of July 1, 2022 or upon completion of the IPO. The Company repaid $1,325,000 of the principal balance and $27,604 of the interest from the proceeds of the IPO. In connection with such repayment, the lender agreed that the remaining loan is due and payable on July 1, 2023. The loan is secured by all of the Company’s assets and contains customary events of default. As of December 31, 2022, the outstanding principal balance of this note was $1,125,000.

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

Since inception, the Company has issued other promissory notes to various lenders. These notes accrued interest at rates between 12-17%. These notes were unsecured and contain customary events of default. As of December 31, 2021, the outstanding principal balance of these notes was $5,993,720. These notes were repaid in full upon closing of the IPO with the exception of a note which has an outstanding balance of $200,000 at December 31, 2022. This note accrues interest at 12% and is due and payable on April 1, 2023.

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

On November 2, 2022, the Company issued a promissory note to a board member in the principal amount of $50,000. This note bears interest at a rate of 12% and is due on demand. At December 31, 2022, the outstanding amount was $20,000.

On December 6, 2022, the Company issued a promissory note to a board member in the principal amount of $30,000. This note bears interest at a rate of 12% and is due on demand. At December 31, 2022, the outstanding amount was $30,000.

On December 21, 2022, the Company issued a promissory note to a board member in the principal amount of $100,000. This note bears interest at a rate of 12% and is due on demand. At December 31, 2022, the outstanding amount was $100,000.

Cash Advances

In December 2021, the Company entered into a cash advance agreement for $340,000 with a required repayment amount of $493,500, which requires weekly payments of approximately $20,562. At December 31, 2022, the outstanding amount was $0.

In January 2022, the Company entered into a cash advance agreement for $300,000 with a required repayment amount of $414,000, which requires weekly payments of approximately $14,786. At December 31, 2022, the outstanding amount was $0.

SMART FOR LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2022 AND 2021

In June 2022, the Company entered into a cash advance agreement for $341,150 with a required repayment amount of $490,000, which requires weekly payments of approximately $19,738. At December 31, 2022, the outstanding amount was $67,624.

In July 2022, the Company entered into a cash advance agreement for $650,000 with a required repayment amount of $897,750, which requires weekly payments of approximately $40,806. At December 31, 2022, the outstanding amount was $474,690.

In August 2022, the Company entered into a cash advance agreement for $100,000 with a required repayment amount of $146,260, which requires weekly payments of approximately $6,200. At December 31, 2022, the outstanding amount was $35,460.

In September 2022, the Company entered into a cash advance agreement for $243,750 with a required repayment amount of $372,500, which requires weekly payments of approximately $15,000. At December 31, 2022, the outstanding amount was $272,500.

In October 2022, the Company entered into cash advance agreements for $250,000 with a required repayment amount of $303,000. At December 31, 2022, the outstanding amount was $258,000.

In November 2022, the Company entered into cash advance agreements for $592,236 with a required repayment amount of $994,460, which requires weekly payments of approximately $52,422. At December 31, 2022, the outstanding amount was $608,122.

In November 2022, the Company entered into a cash advance agreement for $379,585 which included $110,986 in cash and a refinance of a prior advance of $283,264, with a required repayment amount of $622,085, which requires weekly payments of approximately $34,560. At December 31, 2022, the outstanding amount was $312,991.

In December 2022, the Company entered into cash advance agreements for $293,000 with a required repayment amount of $439,207, which requires weekly payments of approximately $39,905. At December 31, 2022, the outstanding amount was $323,853.

Equipment Financing Loan

In May 2022, the Company entered into an equipment financing loan for $146,765 used for the purchase of equipment within BSNM’s operations. The loan bears interest at 10.18% and matures on April 1, 2027. At December 31, 2022, the outstanding amount was $133,211.

In August 2022, the Company entered into an equipment financing loan for $35,050 used for the purchase of equipment within BSNM’s operations. The loan bears interest at 10.18% and matures on August 1, 2027. At December 31, 2022, the outstanding amount was $33,433.

In July 2022, the Company entered into an equipment financing loan for $8,463 used for the purchase of equipment within Ceautamed’s operations. At December 31, 2022, the outstanding amount was $7,181.

SMART FOR LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2022 AND 2021

Revolving Lines of Credit

In 2021, DSO entered into two revolving lines of credit with a bank, which permitted borrowings up to $1,176,000, and bears interest at 8.99% and 7.99%. As of December 31, 2022, the outstanding principal balance of this lines of credit was $670,096.

In August 2022, Ceautamed entered into a revolving line of credit with a bank, which permitted borrowing up to $60,000, and bears interest at 45.09%. As of December 31, 2022, the outstanding principal balance of this line of credit was $45,703.

In September 2022, DSO entered into a revolving line of credit with a bank, which permitted borrowings up to $70,000, and bears interest at 9.49%. As of December 31, 2022, the outstanding principal balance of this lines of credit was $59,253.

EIDL Loan

In June 2020, pursuant to the economic injury disaster loan (“EIDL”) program under the under the provisions of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), the Company entered into a promissory note with the U.S. Small Business Administration (the “SBA”) with a principal amount of $300,000. This loan matures in 30 years and bears interest at a rate of 3.75%. The loan is secured by all of the Company’s assets. As of December 31, 2021, the outstanding principal balance of this loan was $300,000. As of December 31, 2022, the outstanding principal balance of this loan was $300,000.

PPP Loans

In May 2020, the Company received $239,262 in PPP loans under the CARES Act. This loan bears interest at a rate of 1% per annum and matures in May 2025. In June 2022, the loans were forgiven under the provisions of the CARES Act. As of December 31, 2022, the outstanding principal balance of this loan was $0.

In February 2021, the Company received an additional $261,164 in PPP loans under the CARES Act. This loan bears interest at a rate of 1% per annum and matures in April 2025. In June 2022, $63,707 was forgiven under the provision of the CARES Act. As of December 31, 2022, the outstanding balance of this loan was $197,457.

Total Debt

Debt is comprised of the following components as of December 31, 2022:

Original issue discount subordinated debentures	$3,911,770
Original issue discount secured subordinated note	2,242,853
Acquisition notes	10,765,993
Promissory notes and cash advances	3,328,784
Revolving lines of credit	775,052
Equipment financing loan	173,825
EIDL loan	300,000
PPP loans	197,457
21,695,733
Debt issuance costs	(1,137,488)
Total	$20,558,246

SMART FOR LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2022 AND 2021

The future contractual maturities of the debt are as follows:

For the Year Ended December 31:
2023	$6,616,273
2024	8,585,839
2025	4,203,647
2026	518,775
2027	421,432
Thereafter	212,280
Total	$20,558,246

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

Cash

The Company places its cash with high credit quality financial institutions. At December 31, 2022 and 2021, the Company had cash balances of $0 in excess of the Federal Deposit Insurance Corporation coverage of $250,000 per institution. The Company has not experienced any losses in such accounts.

Major Customers

For the year ended December 31, 2022, the Company had two significant customers representing an aggregate of 8% of revenues and one that makes up 20% of the accounts receivable balance. The Company’s officers are closely monitoring the relationships with all customers.

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

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. Interest and penalties related to income tax matters, if any, would be recognized as a component of income tax expense. At December 31, 2022 and 2021, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. Currently, the tax years subsequent to 2018 are open and subject to examination by the taxing authorities.

At December 31, 2022, the Company had net operating loss carry forwards for federal income tax purposes of approximately $14.3 million, which will be available to offset future taxable income.

SMART FOR LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Dividend Rights. Prior to February 14, 2022 (the IPO Date), holders of series A convertible preferred stock were entitled to receive cumulative dividends at a rate of 7.5% of the stated value per share ($1,000, subject to adjustment) per annum, which increased to 15% per annum after November 23, 2021 and 24% per annum after December 31, 2021. Holders of series A convertible preferred stock are no longer entitled to dividends. The dividend accrual was 600,750 as of December 31, 2022.

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
YEARS ENDED DECEMBER 31, 2022 AND 2021

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

On February 18, 2022, the Company issued 386,460 shares of common stock upon the conversion of the 5% secured subordinated convertible promissory note in the principal amount of $1,900,000 along with interest of $32,500 issued to Justin Francisco and Steven Rubert in connection with the acquisition of Nexus.

On February 18, 2022, the Company issued 623,200 shares of common stock upon the conversion of the 6% secured subordinated convertible promissory note in the principal amount of $3,000,000 along with interest of $116,000 issued to Sasson E. Moulavi in connection with the acquisition of DSO.

On February 18, 2022, the Company issued 229,834 shares of common stock upon the conversion of the convertible promissory note in the principal amount of $500,000 along with interest of $74,583 issued to East West Capital LLC.

On February 18, 2022, the Company issued 42,500 additional shares of common stock to the stockholders of GSP and 14,723 additional shares of common stock to certain vendors of GSP in accordance with the terms of the contribution and exchange agreement described above. Based on the IPO share allocation of the unit, it was determined that the Company would issue the additional 42,500 shares.

On February 18, 2022, the Company issued an aggregate of 2,168,492 shares of common stock to various lenders pursuant to future equity agreements which required the Company to issue shares of common stock upon closing of the IPO, which resulted in an interest expense of $10,844,960.

In February through March 2022, the Company issued 1,182,558 shares of common stock upon the conversion of the convertible promissory note in the principal amount of $2,250,000 along with interest of $292,500 issued to several debt holders.

On March 10, 2022, the Company granted restricted stock awards for an aggregate of 877,000 shares of common stock to certain directors, officers, and consultants. A total of 677,000 of these shares vested in full on the date of grant. The remaining 200,000 shares, which were granted to independent directors, vest monthly over a one-year period which were recorded as a prepaid of $46,900 at December 31, 2022. A total of 547,000 of these shares were granted under the 2020 Stock Incentive Plan described below. The remaining 330,000 were granted under the 2022 Equity Incentive Plan described below. The shares, valued at $822,626, were based on the closing trading price per share of $0.938 on the date of the grant.

On April 8, 2022, the Company issued 73,267 shares of common stock to Bevilacqua PLLC upon conversion of its convertible promissory note in the principal amount of $73,727 (see Note 9).

On June 9, 2022, the Company issued 195,495 shares of common stock to a director upon a cashless exercise of a stock option.

On December 8, 2022, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which the Company issued to the investors an aggregate of 1,282,896 shares of common stock and prefunded warrants to purchase an aggregate of 1,574,248 shares of common stock for an aggregate purchase price of $1,000,000, or $0.35 per underlying share, with a $90,000 placement fee resulting in $910,000 in net proceeds.

On December 14, 2022, the Company issued 100,000 shares of common stock to a debt holder in exchange for a debt forbearance. The shares, valued at $30,500, were based on the closing trading price per share of $0.35 on the date of the grant.

SMART FOR LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2022 AND 2021

During the year ended December 31, 2022, a total of 1,439,230 of the series B warrants were exercised on a cashless basis and the Company issued 1,439,230 shares of common stock upon such exercise.

During the year ended December 31, 2022, the Company issued an aggregate of 10,499,469 shares of common stock upon the conversion of 7,000 shares of series A convertible preferred stock.

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

At December 31, 2022 and 2021, there were 7,505 and 550,000 shares of common stock available for issuance under the 2020 Plan, respectively. On April 13, 2021, the Company granted an option for the purchase of 200,000 shares of common stock at an exercise price of $0.01 to Ronald Altbach, a director. On June 9, 2022, Mr. Altbach exercised this option on a cashless basis and the Company issued 195,495 shares of common stock to Mr. Altbach. The Company did not issue any other stock options under the 2020 Plan during the years ended December 31, 2022 and 2021.

In January 2022, the Company adopted its 2022 Equity Inventive Plan (the “2022 Plan”) under which the Company is authorized to issue awards for up to 2,000,000 shares of common stock to directors, officers, employees, and consultants who provide services to the Company. Awards that may be granted include incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards and performance compensation awards. At December 31, 2022, there were 142,000 shares of common stock available for issuance under the 2022 Plan.

On August 12, 2022, the Company issued stock options to employees under the 2022 Plan for an aggregate of 1,328,000 shares of common stock. The stock options have an exercise price of $0.63 per share, will vest quarterly over a three-year period and expire ten (10) years after the date of issuance; provided that an option granted to Alfonso J. Cervantes, Jr., the Company’s Executive Chairman, for the purchase of 300,000 shares of common stock has an exercise price of $0.693 per share and expires five (5) years after the date of issuance. The Company did not issue any other stock options under the 2022 Plan during the year ended December 31, 2022.

The Company recognized $53,676 and $0 of compensation expense related to the vesting of options during the years ended December 31, 2022 and 2021, respectively.

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

The series B warrants sold in the IPO are exercisable until the fifth anniversary of the issuance date at an exercise price equal to $10.00 per share and may be exercised on a cashless basis, whereby the holder will receive one share of common stock for each series B warrant exercised. As of December 31, 2022, 1,439,230 of the series B warrants were exercised on a cashless basis and the Company issued 1,439,230 shares of common stock upon such exercise.

SMART FOR LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2022 AND 2021

The following is a summary of options granted, exercised, forfeited and outstanding during the year ended December 31, 2022:

	2022-Stock Options		2022-Warrants
	Number of Options	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	1,450,000	$0.01	14,802,006	$5.18
Granted	1,328,000	0.63	11,021,560	2.67
Exercised	195,495	0.01	1,439,230	1.49
Forfeited	4,505	0.01	275,988	—
Outstanding at December 31,	2,578,000	$0.33	24,108,348	$4.49
Exercisable at December 31,	1,250,000		24,108,348
Available for issuance at December 31,	149,505		—

During 2022, there were 1,328,000 stock options granted. At December 31, 2022, total future compensation costs related to non-vested stock options, less estimated forfeitures, are approximately $598,004 and will be recognized over the next three years.

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

During 2021, there were 200,000 stock options granted. At December 31, 2021, total future compensation costs related to non-vested stock options, less estimated forfeitures, are approximately $3,000 and will be recognized over the next three years. During 2020, there were 1,250,000 stock options granted.

Valuation Assumptions for Stock Options and Warrants

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2022	2021
Risk-free interest rate	2.90%	0.36%
Expected volatility	80%	77%
Expected life (years)	5	5
Dividend yield	0%	0%

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

SMART FOR LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 12 — Commitments and Contingencies

COVID-19 Pandemic

On March 11, 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of these consolidated financial statements. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s consolidated financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its consolidated financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of consolidated financial condition, liquidity or operations for 2023.

Legal Matters

From time to time, the Company may become subject to threatened and/or asserted claims arising in the ordinary course of business. Management is not aware of any matters, either individually or in the aggregate, that are reasonably likely to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Employment Agreements

In November 2020, the Company hired a Chief Executive Officer for a 3-year term. Compensation ranges from $200,000 to $350,000. Compensation includes annual bonuses of 10-20% if certain milestones are met and issuance of 250,000 shares of restricted common stock of which 83,333 shares vest at 1 year anniversary and remaining amount over last 2 years of the agreement. In April 2022, the Chief Executive Officer resigned from his position.

In January 2021, the Company hired a Chief Financial Officer for a 3-year term. Compensation ranges from $175,000 to $250,000. Compensation includes annual bonuses of 0-20% if certain milestones are met.

In April 2022, the Board of Directors appointed the Company’s current President and a member of the Board of Directors as the new Chief Executive Officer of the Company. In connection with this transition of position there was no modification to his employment agreement or compensation.

Note 13 — Related Party Transactions

The Company entered into debt with related parties which are reflected in Note 8.

The Company is party to a management services agreement with Trilogy Capital Group, LLC (“Trilogy”), a company controlled by the Company’s Executive Chairman. As of December 31, 2022 and 2021, the amounts due to Trilogy are $0 and $325,966, respectively, which are presented net of amounts due from Trilogy. For the year ended December 31, 2022 and 2021, the Company paid Trilogy $1,476,475 and $0, respectively, for services rendered under a consulting agreement which are reflected in the statement of operation as consulting fees – related parties.

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

In November 2022, the Company amended its debt agreement with a related party whereby the Company agreed to pay the related party $50,000 in consideration of the amendment. The amount is outstanding at December 31, 2022.

In December 2022, the Company amended its debt agreement with a related party whereby the Company agreed to pay the related party $108,000 in consideration of the amendment. The amount is outstanding at December 31, 2022.

Note 14 — Subsequent Events

In accordance with ASC 855-10, the Company has reviewed its operations subsequent to December 31, 2022 to the date these consolidated financial statements were issued, and has determined that, except as set forth below, it does not have any material subsequent events to disclose in these financial statements.

Subsequent to December 31, 2022, the Company issued an aggregate of 3,074,682 shares of common stock upon exercises of warrants.

On February 14, 2023, the Company filed for Employee Retention Credits for an aggregate amount of approximately $1,635,000.

Subsequent to December 31, 2022, the Company issued additional original discount subordinated debentures in the aggregate principal amount of $1,046,471. The debentures contain an original issue discount of 15%, or an aggregate original issue discount of $156,971. As a result, the funds received was $889,500. The debentures bear interest at a rate of 17.5% per annum.

On March 24, 2023, the Company executed a non-binding amended term sheet with a premium health supplement company to acquire such company. The term sheet calls for total consideration of approximately $16 million to be paid in a combination of cash and preferred stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2023	SMART FOR LIFE, INC.

/s/ Darren C. Minton
	Name:	Darren C. Minton
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Alan B. Bergman
	Name:	Alan B. Bergman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Darren C. Minton	Chief Executive Officer and Director	March 31, 2023
Darren C. Minton	(principal executive officer)

/s/ Alan B. Bergman	Chief Financial Officer	March 31, 2023
Alan B. Bergman	(principal financial and accounting officer)

/s/ Alfonso J. Cervantes, Jr.	Executive Chairman	March 31, 2023
Alfonso J. Cervantes, Jr.

/s/ Robert S. Rein	Director	March 31, 2023
Robert S. Rein

/s/ Arthur S. Reynolds	Director	March 31, 2023
Arthur S. Reynolds

/s/ Roger Conley Wood	Director	March 31, 2023
Roger Conley Wood