Form 10-Q
period 2023-03-31
SMART FOR LIFE, INC.
filed 2023-05-22
CIK 1851860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 001-41290

SMART FOR LIFE, INC.

(Exact name of registrant as specified in its charter)

Nevada	81-5360128
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

990 S Rogers Circle, Suite 3, Boca Raton, FL	33487
(Address of principal executive offices)	(Zip Code)

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

As of May 12, 2023, there were 1,420,114 shares of the registrant’s common stock issued and outstanding.

Smart for Life, Inc.

Quarterly Report on Form 10-Q

 Period Ended March 31, 2023

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SMART FOR LIFE, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SMART FOR LIFE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2023 AND DECEMBER 31, 2022

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash	$86,194	$69,714
Accounts receivable, net	278,745	561,894
Inventory	2,095,212	2,665,501
Prepaid expenses and other current assets	318,109	306,867
Total current assets	2,778,260	3,603,976

Property and equipment, net	401,227	482,219
Intangible assets, net	20,326,040	20,936,258
Goodwill	1,342,000	1,342,000
Deposits	114,062	109,638
Operating lease right-of-use assets	2,590,839	2,672,866
Total other assets	24,774,168	25,542,981
Total assets	$27,552,428	$29,146,957

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,809,102	$4,123,837
Accrued expenses	2,501,223	1,888,013
Accrued expenses, related parties	1,127,194	947,951
Due to related parties, net	12,700	—
Deferred revenue	770,777	662,879
Preferred stock dividends payable	600,750	600,750
Operating lease liability, current	317,606	303,819
Debt, current, net of debt discounts	7,870,185	6,616,273
Total current liabilities	18,009,537	15,143,522

Long-term liabilities:
Operating lease liability, noncurrent	2,337,617	2,423,446
Debt, noncurrent	13,798,981	13,941,973
Total long-term liabilities	16,136,598	16,365,419
Total liabilities	34,146,135	31,508,941

Commitments and contingencies

Stockholders’ Deficit
Preferred Stock, $.0001 par value, 10,000,000 shares authorized and 1,000 shares outstanding as of March 31, 2023 and December 2022	—	—
Series A Convertible Preferred Stock, $.0001 par value, 8,000 shares authorized and 1,000 shares issued and outstanding as of March 31, 2023 and December 2022	—	—
Common Stock, $.0001 par value, 500,000,000 shares authorized, 797,054 and 735,559 issued and outstanding as of March 31, 2023 and December 2022, respectively	79	73
Additional paid in capital	42,682,944	42,630,358
Accumulated deficit	(49,276,730)	(44,992,415)
Total stockholders’ deficit	(6,593,707)	(2,361,984)
Total liabilities and stockholders’ deficit	$27,552,428	$29,146,957

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SMART FOR LIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	March 31, 2023	March 31, 2022
Revenues
Products	$2,059,712	$3,575,459
Advertising	344,855	879,427
Total revenues	2,404,567	4,454,886
Cost of revenues
Products	1,307,444	2,297,010
Advertising	269,394	640,313
Total cost of revenues	1,576,838	2,937,323
Gross profit	827,729	1,517,563
Operating expenses
General and administrative	1,095,207	1,721,855
Compensation - administrative	1,472,374	2,003,835
Professional services	303,996	640,731
Consulting fees – related parties	27,547	—
Depreciation and amortization expense	691,210	423,010
Total operating expenses	3,590,334	4,789,431
Operating loss	(2,762,605)	(3,271,868)
Other income (expenses)
Other income (expense)	23,152	(506,133)
Change in fair value of derivative liability	—	(38,997)
Interest expense	(1,544,862)	(12,757,479)
Total other expenses	(1,521,710)	(13,302,609)
Loss before income taxes	(4,284,315)	(16,574,477)
Income tax expense	—	—
Net loss	$(4,284,315)	$(16,574,477)
Series A preferred stock dividends	—	(85,417)
Net loss attributable to common shareholders	(4,284,315)	(16,659,894)
Loss per share basic and diluted	$(5.43)	$(41.06)
Weighted average shares outstanding	788,171	405,754

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SMART FOR LIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

For the Three Months Ended March 31, 2023

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2023	1,000	$—	735,559	$73	$42,630,358	$(44,992,415)	$(2,361,984)
Exercise of warrants	—	—	61,495	6	113	—	119
Stock-based compensation	—	—	—	—	52,473	—	52,473
Net loss	—	—	—	—	—	(4,284,315)	(4,284,315)
Balance, March 31, 2023	1,000	—	797,054	$79	$42,682,944	$(49,276,730)	$(6,593,707)

For the Three Months Ended March 31, 2022

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2022	8,000	$1	278,750	$1,394	$8,922,467	$(15,014,600)	$(6,090,738)
Stock issued for cash with initial public offering	—	—	28,800	144	10,623,348	—	10,623,348
Series A warrants issued in connection with initial public offering	—	—	—	—	1,902,689	—	1,902,689
Series B warrants in connection with initial public offering	—	—	—	—	158,558	—	158,558
Warrants issued in connection with debt	—	—	—	—	65,624	—	65,624
Stock issued upon exercise of Series B Warrants	—	—	28,755	144	(144)	—	—
Stock issued upon conversion of convertible notes	—	—	24,790	124	5,622,761	—	5,622,885
Stock issued in connection with acquisition	—	—	850	4	(4)	—	—
Stock issued for conversion of accounts payable	—	—	294	1	147,222	—	147,223
Stock issued for services	—	—	17,540	88	822,538	—	822,626
Stock issued upon conversion of preferred stock	(7,000)	(1)	209,989	1,050	(1,049)	—	—
Common stock issued under debt agreements	—	—	43,380	217	10,844,743	—	10,844,960
Preferred stock dividend payable	—	—	—	—	(85,417)	—	(85,417)
Net loss	—	—	—	—	—	(16,574,477)	(16,574,477)
Balance, March 31, 2022	1,000	$—	633,148	$3,166	$39,023,336	$(31,589,077)	$7,437,425

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SMART FOR LIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net loss	$(4,284,315)	$(16,574,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt issuance cost	728,544	516,458
Depreciation and amortization expense	691,210	423,010
Stock-based compensation	52,473	822,626
Interest expense associated with warrants issued with debt	—	65,624
Interest expense associated to discounts on debt obtained	—	79,412
Interest expense associated with debt agreements	—	10,844,961
Non-cash operating lease costs, net	9,985	(123,209)
Change in value of derivative liability	—	312,724
Changes in operating assets and liabilities:
Accounts receivable, net	283,149	(175,465)
Inventory	570,289	(656,953)
Prepaid expenses and other current assets	(11,242)	(47,724)
Deposits and other assets	(4,424)	—
Accounts payable	685,265	176,620
Accrued expenses	613,210	(459,056)
Accrued expenses, related parties	179,243	344,713
Deferred revenue	107,898	238,534
Net cash used in operating activities	(378,715)	(4,212,202)

Cash flows from investing activities:
Additions to property and equipment	—	(15,963)
Net cash used in investing activities	—	(15,963)

Cash flows from financing activities:
Receipts from related parties	12,700	344,873
Payments to related parties	—	(1,314,382)
Proceeds from initial public offering	—	12,738,288
Proceeds from exercise of warrants	119	—
Proceeds from debt	1,409,000	783,738
Repayments on debt	(1,026,624)	(6,924,841)
Payment of fees from issuance of common stock	—	(53,549)
Net cash provided by financing activities	395,195	5,574,127

Net increase in cash	16,480	1,345,962
Cash, beginning of period	69,714	205,093
Cash, end of period	$86,194	$1,551,055

Supplemental disclosure of cash flow information:
Interest paid	$1,447,249	$883,974

Non-cash investing and financing activities:
Stock issued for conversion of accounts payable	$—	$147,223
Debt issuance cost in connection with debt	$333,664	$—
Stock issued for conversion of convertible notes and interest	$—	$5,622,885

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

Note 1 — Description of Business

Smart for Life, Inc., formerly Bonne Santé Group, Inc. (“SMFL”), is a Nevada corporation which was formed on February 2, 2017. Structured as a global holding company, it is engaged in the development, marketing, manufacturing, acquisition, operation and sale of a broad spectrum of nutraceutical and related products with an emphasis on Health & Wellness.

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

On July 1, 2021, SMFL acquired 100% of Doctors Scientific Organica, LLC d/b/a Smart for Life, Oyster Management Services, Ltd., Lawee Enterprises, L.L.C. and U.S. Medical Care Holdings, L.L.C. On August 27, 2021, SMFL transferred all of the equity interests of Oyster Management Services, Ltd., Lawee Enterprises, L.L.C. and U.S. Medical Care Holdings, L.L.C. to Doctors Scientific Organica, LLC. On May 19, 2022, SMFL acquired 100% of Lavi Enterprises, LLC. On the same date, SMFL transferred all of the equity interests of Lavi Enterprises, LLC to Doctors Scientific Organica, LLC. On December 13, 2022, Oyster Management Services, Ltd. was converted to a limited liability company known as Oyster Management Services, L.L.C. As a result of the foregoing, Oyster Management Services, L.L.C., Lawee Enterprises, L.L.C., U.S. Medical Care Holdings, L.L.C. and Lavi Enterprises, LLC are now wholly owned subsidiaries of Doctors Scientific Organica, LLC (collectively, “DSO”). Based in Riviera Beach, Florida, DSO operates a 30,000 square-foot FDA-certified manufacturing facility. DSO manufactures and sells weight management foods and related products. Additionally, DSO provides manufacturing services for other customers.

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

On November 8, 2021, SMFL acquired 100% of Nexus Offers, Inc. (“Nexus”). Nexus is a network platform in the affiliate marketing space. Affiliate marketing is an advertising model in which a product vendor compensates third-party digital marketers to generate traffic or leads for the product vendor’s products and services. The third-party digital marketers are referred to as affiliates, and the commission fee incentivizes them to find ways to promote the products being sold by the product vendor. Based in Miami, Florida, Nexus operates virtually.

On December 6, 2021, SMFL acquired 100% of GSP Nutrition Inc. (“GSP”). GSP is a sports nutrition company that offers nutritional supplements for athletes and active lifestyle consumers under the Sports Illustrated Nutrition brand. Based in Miami, Florida, GSP operates virtually.

On July 29, 2022, SMFL acquired 100% of Ceautamed Worldwide, LLC and its wholly-owned subsidiaries Wellness Watchers Global, LLC and Greens First Female LLC (collectively, “Ceautamed”). Ceautamed is based in Boca Raton, Florida and owns the Greens First line of branded products which have been specifically marketed to the healthcare provider sector.

On August 15, 2022, SMFL entered into a joint venture with a seller of Ceautamed to form Smart Acquisition Group, LLC. This subsidiary is 50% owned by the Company and 50% owned by Stuart Benson, the former owner and principal of Ceautamed. This company was formed to expand M&A growth initiatives through the identification, negotiation, financing and acquisition of companies by SMFL.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements reflect the consolidated operations of SMFL and its wholly owned subsidiaries BSNM, DSO, DSO Canada, Nexus, GSP, and Ceautamed (collectively the “Company”) and are prepared in the United States Dollars in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Intercompany balances and transactions have been eliminated in consolidation.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

Basis of Presentation

The Company’s fiscal year end is December 31. The Company uses the accrual method of accounting. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. The December 31, 2022 balance sheet has been derived from audited consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2023 and 2022 have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s financial statements for the fiscal year ended December 31, 2022.

On April 24, 2023, the Company effected a 1-for-50 reverse stock split. As a result of this reverse split, the Company’s issued and outstanding common stock decreased from 40,440,129 shares to 822,303 shares. The impact of this transaction is reflected within all common stock, options, and warrant information retrospectively in these condensed consolidated financial statements.

Liquidity, Capital Resources and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses and has a deficiency in working capital of approximately $15.0 million at March 31, 2023, which raises substantial doubt about its ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three (3) months or less to be cash equivalents. At March 31, 2023 and December 31, 2022, there were no cash equivalents.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts represents the Company’s estimate for uncollectible receivables based on a review of specific accounts and the Company’s historical collection experience. The Company writes off specific accounts based on an ongoing review of collectability, as well as management’s past experience with the customers. Accounts receivable are presented net of an allowance for doubtful accounts of $92,580 and $57,581 at March 31, 2023 and December 31, 2022, respectively.

Inventory

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

Goodwill

The Company allocates goodwill to reporting units based on the reporting unit expected to benefit from the business combination. The Company evaluates its reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on December 31 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.

No goodwill impairments were recognized during the three months ended March 31, 2023 and 2022.

Intangible Assets

Intangible assets consist of customer contracts, developed technology, non-compete agreements, license agreements, and intellectual property acquired in the acquisitions of BSNM, DSO, Nexus, GSP, and Ceautamed. The Company amortizes intangible assets with finite lives on a straight-line basis over their estimated useful lives which ranges from 3 to 15 years.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

Long-Lived Assets

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. The Company had no impairment of long-lived assets at March 31, 2023 and December 31, 2022.

Lease Right-of-Use Assets and Liabilities

The Company records a right-of-use (“ROU”) asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified either as finance or operating with the classification affecting the pattern of expense recognition.

Related Parties

The Company follows Accounting Standards Codification (“ASC”) 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 12).

Debt Issuance Costs

In accordance with ASC 835-30, Other Presentation Matters, the Company has reported debt issuance cost as a deduction from the carrying amount of debt and amortizes these costs using the effective interest method over the term of the debt as interest expense.

Revenue Recognition

The Company evaluates and recognizes revenues by:

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

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

Products (BSNM, DSO, GSP, and Ceautamed)

The Company generates product revenues by manufacturing and packaging of nutraceutical products as a contract manufacturer for customers. The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company records deferred revenues for prepaid amounts from customers due to no performance obligations being met at such time. The Company did not have any material unsatisfied performance obligations at March 31, 2023 or December 31, 2022.

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

Nexus’ general payment terms are short-term in duration. Nexus does not have significant financing components or payment terms. Nexus did not have any material unsatisfied performance obligations at March 31, 2022 or December 31, 2022.

Freight

For the three months ended March 31, 2023 and 2022, freight costs amounted to $100,990 and $280,451, respectively, and have been recorded in cost of goods sold in the accompanying condensed consolidated statements of operations.

Advertising

Advertising costs are expensed as incurred. Advertising costs for the three months ended March 31, 2023 and 2022 were $291,653 and $533,544, respectively.

Paycheck Protection Program

The Company records Paycheck Protection Program (“PPP”) loan proceeds in accordance with ASC 470, Debt. Debt is extinguished when either the debtor pays the creditor or the debtor is legally released from being the primary obligor, either judicially or by the creditor.

Stock-based Compensation

The Company recognizes expense for stock options and warrants granted over the vesting period based on the fair value of the award at the grant date and valued using a Black-Scholes option pricing model to determine the fair market value of the stock options. Forfeitures are reduced from warrants outstanding and the Company calculates the amount of tax benefit available by tracking each stock option award on an employee-by-employee basis and on a grant-by-grant basis. The Company then compares the recorded expense to the tax deduction received for each stock option grant. The Company’s policy is to recognize forfeitures as they occur.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

Income Taxes

The Company accounts for income taxes under the provisions of ASC 740, Income Taxes. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. At March 31, 2023 and December 31, 2022, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company’s tax years subject to examination by tax authorities generally remain open for three (3) years from the date of filing.

The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. Due to the continued losses, the Company has recorded a full valuation allowance at the end of March 31, 2023 and December 31, 2022.

Recent Accounting Standards Not Yet Adopted

On August 5, 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, ““Debt – Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40),” which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in GAAP. This ASU is effective for fiscal years beginning after December 31, 2023. The Company is evaluating the impact the adoption will have on the financial statements.

Note 3 — Inventory

Inventory consisted of the following:

	March 31, 2023	December 31, 2022
Raw materials	$572,185	$644,202
Packaging materials	960,921	946,884
Finished goods	562,106	1,074,415
	2,095,212	2,665,501

	$2,095,212	$2,665,501

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

Note 4 — Property and Equipment

Property and equipment consisted of the following:

	Estimated Useful Lives (in Years)	March 31, 2023	December 31, 2022
Furniture and fixtures	7	$9,139	$9,139
Equipment – Manufacturing	5	1,342,702	1,342,702
Building & Equipment	5	3,840	3,840
Leasehold improvements	3.5	90,099	90,099
		1,445,780	1,445,780
Less: accumulated depreciation and amortization		(1,044,553)	(963,561)
Property and equipment, net		$401,227	$482,219

Depreciation and amortization expense for the three months ended March 31, 2023 and 2022 totaled $80,992 and $67,547, respectively, which is included in depreciation and amortization expense.

Note 5 — Intangible Assets

Intangible assets consisted of the following:

	Estimated Useful Lives (in Years)	March 31, 2023	December 31, 2022
Customer contracts	10	$11,848,839	$11,848,839
Developed technology	15	1,570,000	1,570,000
Non-compete agreements	3	1,595,530	1,595,530
Patents	5	230,000	230,000
Tradename	15	2,010,000	2,010,000
Intellectual property	10	5,582,436	5,582,436
Licenses agreements	5	584,220	584,220
Total intangible assets		23,421,025	23,421,025
Less: amortization		(3,094,985)	(2,484,767)
Intangibles, net		$20,326,040	$20,936,258

Amortization for the three months ended March 31, 2023 and 2022 was $610,218 and $355,463, respectively, which is included in depreciation and amortization expense.

The future amortization is as follows:

Years Ending December 31:
2023 (remainder of year)	$1,830,654
2024	2,440,871
2025	2,331,770
2026	2,124,956
2027	2,006,901
Thereafter	9,590,888
Total	$20,326,040

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

Note 6 — Leases

Leases Involving Real Estate

Leases of distribution and manufacturing facilities, customer support centers and the Company’s corporate headquarters have lease terms that generally range from 5 to 7 years.

Rental payments on these leases typically provide for fixed minimum payments that increase over the lease term at predetermined amounts. Certain leases of real estate provide for rental increases based on the CPI, which are included in the Company’s measurement of lease payments based on the rate or index in effect at lease commencement, and are therefore included in the measurement of the lease liabilities.

Leases Involving Equipment

Equipment leases have lease terms that generally range from less than 4 years to 5 years. Rental payments on these leases typically provide for fixed minimum payments that increase over the lease term at predetermined amounts, are included in the measurement of lease payments, and are included in the measurement of lease liabilities. Certain of the leases involving equipment have purchase options. When those options are reasonably certain of being exercised, the Company reflects such purchase options when measuring the lease term and lease payments for those leases.

Financial Information

The following provides information about the Company’s right of use assets and lease liabilities for its operating and finance leases as of March 31, 2023 and December 31, 2022:

	Balance Sheet classification	March 31, 2023	December 31, 2022

Right of use assets Operating leases	Operating leases right-of-use asset	$2,590,839	$2,672,866

Lease liabilities
Current
Operating leases	Operating lease liabilities, current portion	317,606	303,819
Noncurrent
Operating leases	Operating lease liabilities, non-current portion	2,337,617	2,423,446
Total lease liabilities		$2,655,223	$2,727,265

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

The components of the Company’s lease cost for the three months ended March 31, 2023 and 2022 are as follows:

	Income Statement Classification	March 31, 2023	March 31, 2022

Rent expense	General and administration	$160,216	$161,722

Supplemental cash flow information related to Company’s leases for the three months ended March 31, 2023:

Operating leases

Cash paid for amounts included in the measurement of lease liabilities	$150,231

Weighted average remaining lease term and weighted average discount rate for the Company’s leases as of March 31, 2023:

Operating leases
Weighted average remaining term (in years)	5.67
Weighted average discount rate	12.00%

Annual maturity analysis of the Company’s lease liabilities as of March 31, 2023:

Operating leases
2023	$461,685
2024	633,038
2025	651,829
2026	671,213
2027	658,622
Thereafter	636,775
Total payments	3,713,162
Less: interest	(1,057,939)
Present value of lease liability	2,655,223
Less: Current portion of lease liabilities	(317,606)
Noncurrent portion of lease liabilities	$2,337,617

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

Note 7 — Debt

Original Issue Discount Subordinated Debentures

In June 2022, the Company commenced offerings of original issue discount subordinated debentures. As of March 31, 2023, the Company has completed multiple closings and issued debentures in the aggregate principal amount of $4,764,099, of which $847,060 was issued with issuances costs of $127,060 for the three months ended March 31, 2023. The debentures contain an original issue discount of 15%, or an aggregate original issue discount of $713,830. As a result, the total purchase price was $4,050,270. The debentures bear interest at a rate of 17.5% per annum and are due from January through November 2024. The outstanding principal amount and all accrued interest is due and payable on the earlier of (i) the completion of the Company’s next equity financing in which it receives gross proceeds in excess of $20 million, (ii) twenty-four months after the date of issuance or (iii) within 30 days after election of repayment from the holder so long as the election is after the 6-month anniversary of the debenture. The Company may voluntarily prepay the debentures in whole or in part without premium or penalty. The debentures contain customary events of default for a loan of this type. The debentures are unsecured and are subordinated in right of payment to the prior payment in full of all senior indebtedness and are pari passu in right of payment to any other unsecured indebtedness incurred by the Company in favor of any third party. As of March 31, 2023, the outstanding principal balance of the debentures was $4,758,830, the unamortized debt issuance cost was $367,399 and accrued interest was $483,768.

Original Issue Discount Secured Subordinated Note

On July 29, 2022, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which it sold an original issue discount secured subordinated note in the principal amount of $2,272,727 to such investor. The note contains an original issue discount of 12%, or $272,727. As a result, the total purchase price was $2,000,000, the proceeds of which were used to fund the acquisition of Ceautamed. The note shall bear interest at the rate of 16% per annum and matures on July 29, 2027. The outstanding principal and all accrued interest shall be amortized on a 60-month straight-line basis. The Company may prepay the principal and all accrued and unpaid interest on the note without penalty, in whole or in part; provided however, in no event before January 15, 2023, unless with the explicit prior written approval of the holder. The note contains customary events of default for a loan of this type. The note is guaranteed by BSNM, DSO, Nexus, GSP and Ceautamed and is secured by a security interest in all of the assets of the Company and such guarantors; provided that such security interest is subordinate to the rights of the lenders under any senior indebtedness (as defined in the note). As of March 31, 2023 the outstanding principal balance of the note was $2,212,177, the unamortized debt issuance cost was $213,880 and accrued interest was $89,714.

Acquisition Notes

On July 1, 2021, the Company issued a 6% secured subordinated promissory note in the principal amount of $3,000,000 to a related party, Sasson E. Moulavi (“Dr. Moulavi”), in connection with the acquisition of DSO. This note accrues interest at 6% per annum and the outstanding principal and interest will be amortized on a straight-line basis and are payable quarterly in accordance with the amortization schedule, with all amounts due and payable on July 1, 2024. On November 29, 2022, the Company entered into a letter agreement with Sasson E. Moulavi to amend the terms of the note. Pursuant to the letter agreement, the parties agreed to amend and restate the note to amend the amortization schedule, with the first payment deferred until February 15, 2023 and all amounts due and payable on August 15, 2024. In exchange for the agreement of Dr. Moulavi to enter into the letter agreement, the Company agreed to (i) issue to Dr. Moulavi 100,000 shares of common stock under the Company’s 2022 Equity Incentive Plan and (ii) pay to Dr. Moulavi a fee of $50,000 in cash, which shall be paid upon completion of the Company’s anticipated debt financing and is included in debt balance. The Company may prepay all or any portion of this note any time prior to maturity without premium or penalty. This note contains customary covenants and events of default for a loan of this type, including if a default occurs under any senior secured indebtedness to banks and other financial institutions or private equity funds, and is secured by a security interest in all of the assets of DSO; provided that such security interest is subordinate to the rights of the lenders under any such senior secured indebtedness. As of March 31, 2023, the outstanding principal balance of this note was $3,050,000 and accrued interest was $324,317.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

On November 8, 2021, the Company issued a 5% secured subordinated promissory note in the principal amount of $1,900,000 to related parties, Justin Francisco and Steven Rubert, in connection with the acquisition of Nexus. This note accrues interest at 5% per annum and the outstanding principal and interest will be amortized on a straight-line basis and are payable quarterly in accordance with the amortization schedule attached to the note, with all amounts due and payable on November 8, 2024. The Company may prepay all or any portion of this note any time prior to maturity without premium or penalty. The note contains customary covenants and events of default for a loan of this type, including if a default occurs under any senior secured indebtedness to banks and other financial institutions or private equity funds, and is secured by a security interest in all of the Company’s assets; provided that such security interest is subordinate to the rights of the lenders under any such senior secured indebtedness. As of March 31, 2023, the outstanding principal balance of this note was $1,900,000 and accrued interest was $134,056.

On July 29, 2022, the Company issued secured subordinated convertible promissory notes in the aggregate principal amount of $2,150,000 in connection with the acquisition of Ceautamed, which are partially with a related party. The notes shall bear interest at the rate of 5% per annum with all principal and accrued interest being due and payable in one lump sum on July 29, 2025; provided that upon an event of default (as defined in the notes), such interest rate shall increase to 10%. The notes are convertible at the option of the holder into common stock at a conversion price of $6.25; provided that the holder may not elect to convert a portion of the outstanding principal in an amount less than the lesser of $200,000 or the remaining outstanding principal. The notes contain customary covenants and events of default for loans of this type, including upon any default under the senior indebtedness (as defined in the notes). The notes are guaranteed by Ceautamed and are secured by a security interest in all of the assets of such guarantors; provided that such security interest is subordinate to the rights of the lenders under any such senior indebtedness. As of March 31, 2023, the outstanding principal balance of these notes was $2,150,000 and accrued interest was $73,160.

On July 29, 2022, the Company issued secured subordinated promissory notes in the aggregate principal amount of $2,150,000 in connection with the acquisition of Ceautamed, which are partially with a related party. The notes shall bear interest at the rate of 5% per annum and mature on July 29, 2025; provided that upon an event of default (as defined in the notes), such interest rate shall increase to 10%. The outstanding principal and all accrued interest shall be amortized on a five-year straight-line basis and payable quarterly in accordance with the amortization schedule to the notes. The Company may redeem all or any portion of the notes at any time without premium or penalty. The notes contain customary covenants and events of default for loans of this type, including upon any default under the senior indebtedness (as defined in the notes). The notes are guaranteed by Ceautamed and are secured by a security interest in all of the assets of such guarantors; provided that such security interest is subordinate to the rights of the lenders under any such senior indebtedness. As of March 31, 2023, the outstanding principal balance of these notes was $2,204,993, unamortized debt issuance cost was $54,993 and accrued interest was $75,031.

On July 29, 2022, the Company issued secured subordinated promissory notes in the aggregate principal amount of $1,300,000 in connection with the acquisition of Ceautamed, which are partially with a related party. The notes bore interest at the rate of 5% per annum with all principal and accrued interest being due and payable in one lump sum ninety (90) days from the date of the note; provided that upon an event of default (as defined in the notes), such interest rate shall increase to 10%. On November 28, 2022, the Company entered into letter agreements with the holders of most of the notes to amend the terms of these notes. Pursuant to letter agreements, the parties agreed to extend the maturity date to June 1, 2023 and agreed to a seven month payment schedule, with the first payment due December 1, 2022. The parties also agreed to increase the default interest rate from 10% to 15%. The Company also agreed that if an event of default (as defined in the notes) has occurred and is continuing, then the Company shall not create any senior indebtedness (as defined in the notes) without the consent of the holders of a majority of the principal amount of the notes. In exchange for the agreement of the holders to enter into the letter agreements, the Company agreed to pay certain amendment fees as more particularly described in the letter agreements. The Company is in the process of negotiating a similar extension of one remaining note in the principal amount of $100,000. The Company may redeem all or any portion of the notes at any time without premium or penalty. The notes contain customary covenants and events of default for loans of this type, including upon any default under the senior indebtedness (as defined in the notes). The notes are guaranteed by Ceautamed and are secured by a security interest in all of the assets of such guarantors; provided that such security interest is subordinate to the rights of the lenders under any such senior indebtedness. As of March 31, 2023, the outstanding principal balance of these notes was $1,148,000, unamortized debt issuance cost was $108,000 and accrued interest was $92,011.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

Other Promissory Notes and Cash Advances

Promissory Notes

On July 1, 2021, the Company entered into a loan agreement with Diamond Creek Capital, LLC for a term loan in the principal amount of up to $3,000,000. The loan bears interest at a rate of 15.0% per annum, provided that upon an event of default, such rate shall increase by 5%. The loan was due and payable on the earlier of July 1, 2022 or upon completion of the IPO. The Company repaid $1,325,000 of the principal balance and $27,604 of the interest from the proceeds of the IPO. In connection with such repayment, the lender agreed that the remaining loan is due and payable on July 1, 2023. The loan is secured by all of the Company’s assets and contains customary events of default. As of March 31, 2023, the outstanding principal balance of this note was $1,075,000 and accrued interest was $69,475.

In 2018, the Company entered into an amended loan agreement and convertible promissory note for $200,000 with a third party. On March 31, 2023, the outstanding amount was $200,000 and accrued interest was $155,484.

In October 12, 2022, the Company issued promissory notes in the principal amount of $258,000 to third parties. These promissory notes bear interest of 15% to 20% and payable on December 2022 and January 2023. As of March 31, 2023, the outstanding principal balance was $258,000 and accrued interest was $9,371.

On November 2, 2022, the Company issued a promissory note to a board member in the principal amount of $50,000. This note bears interest at a rate of 12% and is due on demand. At March 31, 2023, the outstanding amount was $20,000 and accrued interest was $605.

On December 6, 2022, the Company issued a promissory note to a board member in the principal amount of $30,000. This note bears interest at a rate of 12% and is due on demand. At March 31, 2023, the outstanding amount was $30,000 and accrued interest was $1,150.

On December 21, 2022, the Company issued a promissory note to a board member in the principal amount of $100,000. This note bears interest at a rate of 12% and is due on demand. At March 31, 2023, the outstanding amount was $100,000 and accrued interest was $3,333.

On February 8, 2023, the Company issued a promissory note to a board member in the principal amount of $50,000. This note bears interest at a rate of 12% and is due on demand. At March 31, 2023, the outstanding amount was $50,000 and accrued interest was $850.

On February 14, 2023, the Company issued a promissory note to a third party in the principal amount of $50,000. This note bears interest at a rate of 12% and is due on demand. At March 31, 2023, the outstanding amount was $50,000 and accrued interest was $740.

On February 16, 2023, the Company issued a promissory note to a third party in the principal amount of $50,000. This note bears interest at a rate of 12% and is due on August 26, 2023. At March 31, 2023, the outstanding amount was $50,000 and accrued interest was $658.

On March 7, 2023, the Company issued a promissory note to a board member in the principal amount of $137,000. This note bears interest at a rate of 12% and is due on demand. At March 31, 2023, the outstanding amount was $137,000 and accrued interest was $977.

Cash Advances

In June 2022, the Company entered into a cash advance agreement for $341,150 with a required repayment amount of $490,000, which requires weekly payments of approximately $19,738. At March 31, 2023, the outstanding amount was $22,124.

In July 2022, the Company entered into a cash advance agreement for $650,000 with a required repayment amount of $897,750, which requires weekly payments of approximately $40,806. At March 31, 2023, the outstanding amount was $474,690.

In August 2022, the Company entered into a cash advance agreement for $100,000 with a required repayment amount of $146,260, which requires weekly payments of approximately $6,200. At March 31, 2023, the outstanding amount was $4,360.

In September 2022, the Company entered into a cash advance agreement for $243,750 with a required repayment amount of $372,500, which requires weekly payments of approximately $15,000. At March 31, 2023, the outstanding amount was $232,500.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

In November 2022, the Company entered into cash advance agreements for $592,236 with a required repayment amount of $994,460, which requires weekly payments of approximately $52,422. At March 31, 2023, the outstanding amount was $497,296 and unamortized debt issuance cost of $138,365.

In December 2022, the Company entered into cash advance agreements for $293,000 with a required repayment amount of $439,207, which requires weekly payments of approximately $39,905. At March 31, 2023, the outstanding amount was $81,271 and unamortized debt issuance cost of $14,257.

In January 2023, the Company entered into cash advance agreements for $321,000 with a required repayment amount of $593,604, which requires weekly payments of approximately $39,980. At March 31, 2023, the outstanding amount was $542,934 and unamortized debt issuance cost of $8,705.

Equipment Financing Loan

In May 2022, the Company entered into an equipment financing loan for $146,765 used for the purchase of equipment within BSNM’s operations. The loan bears interest at 10.18% and matures on April 1, 2027. At March 31, 2023, the outstanding amount was $127,152.

In August 2022, the Company entered into an equipment financing loan for $35,050 used for the purchase of equipment within BSNM’s operations. The loan bears interest at 10.18% and matures on August 1, 2027. At March 31, 2023, the outstanding amount was $32,167.

In July 2022, the Company entered into an equipment financing loan for $8,463 used for the purchase of equipment within Ceautamed’s operations. At March 31, 2023, the outstanding amount was $6,412.

Revolving Lines of Credit

In 2021, DSO entered into two revolving lines of credit with a bank, which permit borrowings up to $958,000, and bear interest at 9.49%.As of March 31, 2023, the outstanding principal balance of these lines of credit was $412,184.

In August 2022, Ceautamed entered into a revolving line of credit with a bank, which permit borrowings up to $50,000, and bear interest at 45.09%. As of March 31, 2023, the outstanding principal balance of these lines of credit was $48,556.

In September 2022, DSO entered into a revolving line of credit with a bank, which permit borrowings up to $70,000, and bear interest at 9.49%. As of March 31, 2023, the outstanding principal balance of this line of credit was $38,671.

EIDL Loan

In June 2020, pursuant to the economic injury disaster loan (“EIDL”) program under the under the provisions of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), the Company entered into a promissory note with the U.S. Small Business Administration (the “SBA”) with a principal amount of $300,000. This loan matures in 30 years and bears interest at a rate of 3.75%. The loan is secured by all of the Company’s assets. As of March 31, 2023, the outstanding principal balance of this loan was $300,000 and accrued interest was $31,063.

PPP Loans

In February 2021, the Company received an additional $261,164 in PPP loans under the CARES Act. This loan bears interest at a rate of 1% per annum and matures in April 2025. As of March 31, 2023, the outstanding balance of this loan was $197,457 and accrued interest was $8,923.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

Total Debt

Debt is comprised of the following components as of March 31, 2023:

Original issue discount subordinated debentures	$4,758,830
Original issue discount secured subordinated note	2,212,177
Acquisition notes	10,452,993
Promissory notes and cash advances	3,825,175
Revolving lines of credit	499,411
Equipment financing loan	165,731
EIDL loan	300,000
PPP loans	197,457
22,411,774
Debt issuance costs	(742,608)
Debt, net	21,669,166
Debt, current	8,378,622
Debt issuance costs, current	(508,437)
Current portion of debt, net	7,870,185
Debt, non-current	14,033,152
Debt issuance costs, non-current	(234,171)
Non-current portion of debt, net	$13,798,981

The future contractual maturities of the debt are as follows:

For the Year Ended December 31:
2023 (remainder of year)	$7,869,424
2024	8,461,395
2025	4,148,016
2026	464,375
2027	513,676
Thereafter	212,280
Total	$21,669,166

Note 8 — Concentrations of Credit Risks

Credit Risks

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and accounts receivable. The Company maintains bank accounts with several financial institutions. Concentrations of credit risk with respect to accounts receivable are limited to the dispersion of customers across different industries and geographic regions.

Cash

The Company places its cash with high credit quality financial institutions. At March 31, 2023 and December 31, 2022, the Company had no cash balances in excess of the Federal Deposit Insurance Corporation coverage of $250,000 per institution. The Company has not experienced any losses in such accounts.

Major Customers

For the three months ended March 31, 2023, the Company had two significant customers representing an aggregate of 46% of revenues and one that makes up 26% of the accounts receivable balance. For the three months ended March 31, 2022, the Company had two significant customers representing an aggregate of 45% of revenues and three that make up 78% of the accounts receivable balance.  The Company’s officers are closely monitoring the relationships with all customers.

Major Vendors

For the three months ended March 31, 2023, the Company had one major supplier representing an aggregate of 22% of purchases. For the three months ended March 31, 2022, the Company had two major suppliers representing an aggregate of 21% of purchases. The Company’s officers are closely monitoring the relationships with all significant suppliers.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

Note 9 — Income Taxes

The Company has evaluated the positive and negative evidence in assessing the realizability of its deferred tax assets. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, estimates of projected future taxable income and tax planning strategies to determine which deferred tax assets are more likely than not to be realized in the future.

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. Interest and penalties related to income tax matters, if any, would be recognized as a component of income tax expense. At March 31, 2023 and December 2022, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. Currently, the tax years subsequent to 2018 are open and subject to examination by the taxing authorities.

At March 31, 2023, the Company had net operating loss carry forwards for federal income tax purposes of approximately $15.5 million, which will be available to offset future taxable income.

Note 10 — Stockholders’ Equity

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

Dividend Rights. Prior to February 14, 2022 (the IPO Date), holders of series A convertible preferred stock were entitled to receive cumulative dividends at a rate of 7.5% of the stated value per share ($1,000, subject to adjustment) per annum, which increased to 15% per annum after November 23, 2021 and 24% per annum after December 31, 2021. Holders of series A convertible preferred stock are no longer entitled to dividends. The dividend accrual was $600,750 as of March 31, 2023.

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

Voting Rights. The series A convertible preferred stock has no voting rights except as set forth below. As long as any shares of series A convertible preferred stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the series A convertible preferred stock, (a) alter or change adversely the powers, preferences or rights given to the series A convertible preferred stock or alter or amend the certificate of designation, (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a liquidation senior to, or otherwise pari passu with, the series A convertible preferred stock, (c) amend the certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of series A convertible preferred stock, or (d) enter into any agreement with respect to any of the foregoing.

Conversion Rights. Each share of series A convertible preferred stock is convertible, at any time and from time to time from at the option of the holder thereof, into that number of shares of common stock determined by dividing the stated value of such share of series A convertible preferred stock (plus any accrued but unpaid dividends thereon) by the conversion price. The conversion price is initially equal to $0.6667 (subject to adjustments). Notwithstanding the foregoing, the Company shall not effect any conversion, and a holder shall not have the right to convert, any portion of the series A convertible preferred stock to the extent that, after giving effect to the conversion, such holder (together with such holder’s affiliates) would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares issuable upon the conversion. This limitation may be waived (up to a maximum of 9.99%) by the holder and in its sole discretion, upon not less than sixty-one (61) days’ prior notice to the Company.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

Common Stock

On February 16, 2022, the Company entered into an underwriting agreement with Dawson James Securities, Inc., as representative of the several underwriters named on Schedule I thereto, relating to its IPO of units, each unit consisting of one share of common stock, a series A warrant to purchase one share of common stock and a series B warrant to purchase one share of common stock. Pursuant to the underwriting agreement, the Company agreed to sell 28,800 units to the underwriters, at a purchase price per unit of $455.00 (the offering price to the public of $500.00 per unit minus the underwriters’ discount), and also agreed to grant to the underwriters a 45-day option to purchase up to 4,320 additional shares of common stock, up to 4,320 additional series A warrants, and/or up to 4,320 additional series B warrants, in any combination thereof, at a purchase price to the public of $499.00 per share and $0.50 per warrant, less underwriting discounts and commissions, solely to cover over-allotments, if any.

On February 18, 2022, the closing of the IPO was completed. At the closing, the underwriters partially exercised the option and purchased 4,128 series A warrants and 4,128 series B warrants. Therefore, the Company sold 28,800 shares of common stock, 32,928 series A warrants and 32,928 series B warrants for total gross proceeds of $14,404,128. After deducting the underwriting commission and expenses, the Company received net proceeds of $12,738,288.

On February 18, 2022, the Company issued 7,730 shares of common stock upon the conversion of the 5% secured subordinated convertible promissory note in the principal amount of $1,900,000 along with interest of $32,500 issued to Justin Francisco and Steven Rubert in connection with the acquisition of Nexus.

On February 18, 2022, the Company issued 12,464 shares of common stock upon the conversion of the 6% secured subordinated convertible promissory note in the principal amount of $3,000,000 along with interest of $116,000 issued to Sasson E. Moulavi in connection with the acquisition of DSO.

On February 18, 2022, the Company issued 4,597 shares of common stock upon the conversion of the convertible promissory note in the principal amount of $500,000 along with interest of $74,583 issued to East West Capital LLC.

On February 18, 2022, the Company issued 850 additional shares of common stock to the stockholders of GSP and 295 additional shares of common stock to certain vendors of GSP in accordance with the terms of the contribution and exchange agreement described above. Based on the IPO share allocation of the unit, it was determined that the Company would issue the additional 850 shares.

On February 18, 2022, the Company issued an aggregate of 43,370 shares of common stock to various lenders pursuant to future equity agreements which required the Company to issue shares of common stock upon closing of the IPO, which resulted in an interest expense of $10,844,960.

In February through March 2022, the Company issued 23,652 shares of common stock upon the conversion of the convertible promissory note in the principal amount of $2,250,000 along with interest of $292,500 issued to several debt holders.

On March 10, 2022, the Company granted restricted stock awards for an aggregate of 17,540 shares of common stock to certain directors, officers, and consultants. A total of 13,540 of these shares vested in full on the date of grant. The remaining 4,000 shares, which were granted to independent directors, vest monthly over a one-year period which were recorded as a prepaid of $46,900 at December 31, 2022. A total of 10,940 of these shares were granted under the 2020 Stock Incentive Plan described below. The remaining 6,600 were granted under the 2022 Equity Incentive Plan described below. The shares, valued at $822,626, were based on the closing trading price per share of $46.90 on the date of the grant.

During the three months ended March 31, 2023, the Company issued 61,495 shares of common stock upon exercise of warrants.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

Stock Options and Warrants

In September 2020, the Company adopted its 2020 Incentive Plan (the “2020 Plan”) under which the Company is authorized to issue awards for up to 40,000 shares of common stock to directors, officers, employees, and consultants who provide services to the Company. Awards that may be granted include incentive stock options, non-qualified stock options and awards of restricted stock.

At March 31, 2023 and December 2022, there were 15,000 shares of common stock available for issuance under the 2020 Plan. The Company did not issue any other stock options under the 2020 Plan during the three months ended March 31, 2023.

In January 2022, the Company adopted its 2022 Equity Inventive Plan (the “2022 Plan”) under which the Company is authorized to issue awards for up to 1,400,000 shares of common stock to directors, officers, employees, and consultants who provide services to the Company. Awards that may be granted include incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards and performance compensation awards. At March 31, 2023, there were 1,375,480 shares of common stock available for issuance under the 2022 Plan.

On August 12, 2022, the Company issued stock options to employees under the 2022 Plan for an aggregate of 26,560 shares of common stock. The stock options have an exercise price of $31.50 per share, will vest quarterly over a three-year period and expire ten (10) years after the date of issuance; provided that an option granted to Alfonso J. Cervantes, Jr., the Company’s Executive Chairman, for the purchase of 6,000 shares of common stock has an exercise price of $34.65 per share and expires five (5) years after the date of issuance. The Company did not issue any other stock options under the 2022 Plan during the three months ended March 31, 2023.

The Company recognized $52,473 and $0 of compensation expense related to the vesting of options during the three months ended March 31, 2023 and 2022, respectively.

The series A warrants sold in the IPO are exercisable until the fifth anniversary of the issuance date at an exercise price equal to $350.00 per share and may be exercised on a cashless basis if the issuance of common stock upon exercise of the warrants is not covered by an effective registration statement. The exercise price and number of shares of common stock issuable upon exercise of the series A warrants may be adjusted in certain circumstances, including in the event of a stock dividend, extraordinary dividend on or recapitalization, reorganization, merger, or consolidation.

The series B warrants sold in the IPO are exercisable until the fifth anniversary of the issuance date at an exercise price equal to $500.00 per share and may be exercised on a cashless basis, whereby the holder will receive one share of common stock for each series B warrant exercised. As of December 31, 2022, 28,785 of the series B warrants were exercised on a cashless basis and the Company issued 28,785 shares of common stock upon such exercise.

In January 2023, warrant holders exercised an aggregate of 61,495 shares on a cashless basis.

The following is a summary of options and warrants granted, exercised, forfeited and outstanding during the three months ended March 31, 2023:

	2023-Stock Options		2023-Warrants
	Number of Options	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2023	51,560	$16.77	4,561,724	$6.62
Granted	—	—	—	—
Exercised	—	—	61,495	0.01
Forfeited	120	—	10	0.01
Outstanding at March 31	51,440	$16.77	4,500,219	$6.62
Exercisable at March 31	26,476		4,500,219

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	2022-Stock Options		2022-Warrants
	Number of Options	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	29,000	$0.50	296,040	$5.79
Granted	—	—	67,656	7.00
Exercised	—	—	28,755	—
Forfeited	—	—	5,520	—
Outstanding at March 31,	29,000	$0.50	329,421	$6.64
Exercisable at March 31,	29,000		87,033

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

Net Loss Per Share

Basic and diluted net loss per share of common stock for the three months ended March 31, 2023, and 2022 was determined by dividing net loss by the weighted average shares of common stock outstanding during the period. The Company’s potentially dilutive shares, consisting of 4,500,219 warrants and 51,440 stock options, have not been included in the computation of dilutive net loss per share for the periods as the result would be antidilutive.

Note 11 — Commitments and Contingencies

Legal Matters

From time to time, the Company may become subject to threatened and/or asserted claims arising in the ordinary course of business. Management is not aware of any matters, either individually or in the aggregate, that are reasonably likely to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Note 12 — Related Party Transactions

The Company entered into debt with related parties which are reflected in Note 7.

The Company is party to a management services agreement with Trilogy Capital Group, LLC (“Trilogy”), a company controlled by the Company’s Executive Chairman. For the three months ended March 31, 2023 and 2022, the Company paid Trilogy $27,547 and $0, respectively, for services rendered under a consulting agreement which are reflected in the statements of operations as consulting fees – related parties.

In January 2023, the Company entered into a short-term advance for $12,700 with its Chairman to be repaid on demand.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

Note 13 — Subsequent Events

In accordance with ASC 855-10, the Company has reviewed its operations subsequent to March 31, 2023 to the date these condensed consolidated financial statements were issued, and has determined that, except as set forth below, it does not have any material subsequent events to disclose in these financial statements.

Conversion to Nevada and Increase in Authorized Stock

On April 10, 2023, the Company converted from a Delaware corporation to a Nevada corporation by filing: (i) a certificate of conversion with the Secretary of State of the State of Delaware; (ii) articles of conversion with the Secretary of State of the State of Nevada; and (iii) articles of incorporation with the Secretary of State of the State of Nevada. The Company also filed a certificate of designation for the Company’s series A convertible preferred stock with the Secretary of State of the State of Nevada and adopted new bylaws. At the time of the conversion:

●	the Company’s domicile changed from the State of Delaware to the State of Nevada;

●	the affairs of the Company ceased to be governed by the General Corporation Law of the State of Delaware and the Company’s prior certificate of incorporation and bylaws, and instead became governed by the Nevada Revised Statutes and the articles of incorporation and new bylaws;

●	the Company continued to be the same entity and continues with all of the same rights, privileges and powers;

●	the Company continued to have the same name, possesses all of the same properties, continued with all of debts, liabilities and obligations, and continued with the same officers and directors as immediately prior to the conversion;

●	the number of shares of common stock that the Company is authorized to issue increased from 100 million shares to 500 million shares;

●	each outstanding share of the common stock, series A convertible preferred stock, warrants to purchase shares of common stock and other convertible securities of the Company previously incorporated in Delaware (“SMFL Delaware”) automatically converted into one share of common stock, one share of series A convertible preferred stock and an equivalent number of convertible securities of the Company incorporated in Nevada (“SMFL Nevada”), with the same price per share, upon the same terms and subject to the same conditions as before the conversion, and certificates issued for shares of SMFL Delaware’s common stock and series A convertible preferred stock prior to the conversion automatically came to represent shares of SMFL Nevada’s common stock and series A convertible preferred stock upon completion of the conversion; and

●	the Company’s employee benefit and incentive plans continued, and each option, equity award or other right of SMFL Delaware issued under such plans automatically converted into an option, equity award or right to purchase or receive the same number of shares of common stock of SMFL Nevada, at the same price per share, upon the same terms and subject to the same conditions as before the conversion.

Reverse Stock Split

On April 24, 2023, the Company effected a 1-for-50 reverse stock split. As a result of this reverse split, the Company’s issued and outstanding common stock decreased from 40,440,129 shares to 822,303 shares. The impact of this transaction is reflected within all common stock, options, and warrant information retrospectively in the condensed, consolidated financial statements.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

Registered Direct Offering and Related Private Placement

On May 2, 2023, the Company entered into a securities purchase agreement with an institutional investor, pursuant to which the Company agreed to issue and sell, in a registered direct offering, 94,600 shares of common stock and a pre-funded warrant to purchase up to 186,001 shares of common stock at an exercise price of $0.0001, at an offering price per share and pre-funded warrant of $3.205 and $3.2049, respectively. In addition, under the securities purchase agreement, the Company agreed to issue to the investor a warrant to purchase up to 280,601 shares of common stock at an exercise price of $3.08 per share in a concurrent private placement.

On May 5, 2023, the offering was completed. At closing, the investor exercised the pre-funded warrant in full. Accordingly, the Company issued to the investor 280,601 shares of common stock and a warrant to purchase up to 280,601 shares of common stock at an exercise price of $3.08 per share for total gross proceeds of $899,326 and net proceeds of $751,933.

The warrant is exercisable for a period of 5.5 years at an initial exercise price of $3.08 per share and may be exercised on a cashless basis if at the time of exercise there is no effective registration statement registering the warrants, or the prospectus contained therein is not available for the resale of, the shares issuable upon exercise of the warrant. The exercise price is subject to customary adjustments in the event of stock splits, stock dividends, stock combinations and similar recapitalization transactions. The warrant also contains a beneficial ownership limitation which provides that the Company shall not effect any exercise, and a holder shall not have the right to exercise, any portion of the warrant to the extent that, after giving effect to the exercise, such holder (together with such holder’s affiliates) would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares issuable upon the exercise. This limitation may be waived (up to a maximum of 9.99%) by a holder in its sole discretion upon not less than sixty-one (61) days’ prior notice to the Company.

H.C. Wainwright & Co., LLC (the “Placement Agent”) acted as the exclusive placement agent in connection with this offering and received a cash fee equal to 7.5% of the gross proceeds of the offering and a management fee equal to 1% of the gross proceeds of the offering. The Company also agreed to reimburse the Placement Agent $30,000 for fees and expenses of its legal counsel and other out-of-pocket expenses and $15,950 for certain closing costs. In addition to the cash fees, the Company issued to the Placement Agent warrants to purchase up to 21,045 shares of common stock at an exercise price of $4.00625 per share (or 125% of the offering price).

Second Registered Direct Offering and Related Private Placement

On May 17, 2023, the Company entered into a securities purchase agreement with an institutional investor, pursuant to which the Company agreed to issue and sell, in a registered direct offering 206,000 shares of common stock and a pre-funded warrant to purchase up to 378,892 shares of common stock at an exercise price of $0.0001, at an offering price per share and pre-funded warrant of $2.71 and $2.7099, respectively. In addition, under the securities purchase agreement, the Company agreed to issue to the investor a warrant to purchase up to 584,892 shares of common stock at an exercise price of $2.59 per share in a concurrent private placement.

On May 19, 2023, the offering was completed. At closing, the investor exercised the pre-funded warrant in full. Accordingly, the Company issued to the investor 584,892 shares of common stock and a warrant to purchase up to 584,892 shares of common stock at an exercise price of $2.59 per share for total gross proceeds of $1,585,057 and net proceeds of $1,074,377.

The warrant is exercisable for a period of 5.5 years at an initial exercise price of $2.59 per share and may be exercised on a cashless basis if at the time of exercise there is no effective registration statement registering the warrants or the prospectus contained therein is not available for the resale of, the shares issuable upon exercise of the warrant. The exercise price is subject to customary adjustments in the event of stock splits, stock dividends, stock combinations and similar recapitalization transactions. The warrant also contains a beneficial ownership limitation which provides that the Company shall not effect any exercise, and a holder shall not have the right to exercise, any portion of the warrant to the extent that, after giving effect to the exercise, such holder (together with such holder’s affiliates) would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares issuable upon the exercise. This limitation may be waived (up to a maximum of 9.99%) by a holder in its sole discretion upon not less than sixty-one (61) days’ prior notice to us.

H.C. Wainwright & Co., LLC, the Placement Agent, acted as the exclusive placement agent in connection with this offering and received a cash fee equal to 7.5% of the gross proceeds of the offering and a management fee equal to 1% of the gross proceeds of the offering. The Company also agreed to reimburse the Placement Agent $60,000 for fees and expenses of its legal counsel and other out-of-pocket expenses and $15,950 for certain closing costs. In addition to the cash fees, the Company issued to the Placement Agent warrants to purchase up to 43,867 shares of common stock at an exercise price of $3.3875 per share (or 125% of the offering price).

Amendment to GSP License Agreement and Issuance of Common Stock

On April 7, 2023, the Company and GSP entered into the third amendment to license agreement with ABG-S1 LLC (“ABG”) to amend the license agreement, dated January 1, 2020, as amended on June 1, 2020 and August 1, 2021. Pursuant to the amendment, GSP agreed to make certain past due payments under the license agreement, as well as an additional cash fee, on the earlier of (i) the closing of the Company’s proposed financing, or (ii) April 15, 2023. As further consideration for ABG’s entry into the amendment, the Company issued 250,000 shares of common stock to ABG on April 17, 2023.

Conversion of Preferred Stock

On May 4, 2023, the Company issued 29,999 shares of common stock upon the conversion of 1,000 shares of series A convertible preferred stock.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

Amendments to Loan Agreements

On April 1, 2023, the Company entered into letter agreements with the holders of most of the secured subordinated promissory notes in the aggregate principal amount of $1,300,000 issued on July 29, 2022 in connection with the acquisition of Ceautamed (see Note 7), pursuant to which the Company agreed to pay the remaining balance of the notes in two payments on May 1, 2023 and June 1, 2023. In addition, the Company agreed to prepay a portion of the outstanding principal and accrued interest on the notes upon the occurrence of any of the following events: (i) in the event the Company receives any tax refunds claimed with respect to an “employee retention credit” pursuant to Section 2301 of the CARES Act (or any corresponding or similar provisions of state or local law) or receives any cash from factoring or assigning the right to receive such tax refunds, the Company must prepay $150,000 of the outstanding principal and accrued interest on the notes; (ii) in the event the Company or any its subsidiaries raise capital through the issuance of any convertible debentures, the Company must prepay the outstanding principal and accrued interest on the notes in an amount equal to one-third (1/3) of the net proceeds from such financing; and (iii) in the event the Company or any of its subsidiaries consummates an equity or equity-linked capital raise with the assistance of an investment bank, the Company must prepay the outstanding principal and accrued interest on the notes in an amount equal to one-third (1/3) of the proceeds raised by the Company or any of its subsidiaries, up to an aggregate amount of $350,000, plus any then overdue principal payments. The Company also agreed to pay certain amendment fees.

On April 20, 2023, the Company entered into a third amendment to the loan agreement with Diamond Creek Capital, LLC to amend the loan agreement, dated July 1, 2021, as amended on June 30, 2022 and December 29, 2022 (see Note 7). The amendment provides that the Company shall make a payment towards the reduction of principal in the amount of $250,000 within two business days of the earlier to occur of the following events: (i) the Company receives any tax refunds claimed with respect to an “employee retention credit” pursuant to Section 2301 of the CARES Act (or any corresponding or similar provisions of state or local law) or receives any cash from factoring or assigning the right to receive such tax refunds, or (ii) the completion of a public offering of securities pursuant to a Registration Statement on Form S-3. In addition, within two business days following the completion of a public offering of securities pursuant to a Registration Statement on Form S-1, the Company agreed to pay in full all outstanding amounts owing under the loan agreement. The amendment also provides that following the payment of $250,000 described above, monthly payments of principal and interest pursuant to shall be an aggregate of $30,000 per month, until the amounts owing under the loan agreement are paid in full.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our” and “our company” are to Smart for Life, Inc., a Nevada corporation, and its consolidated subsidiaries.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022 elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

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

On July 1, 2021, we acquired 100% of Doctors Scientific Organica, LLC, Oyster Management Services, Ltd., Lawee Enterprises, L.L.C. and U.S. Medical Care Holdings, L.L.C. On August 27, 2021, we transferred all of the equity interests of Oyster Management Services, Ltd., Lawee Enterprises, L.L.C. and U.S. Medical Care Holdings, L.L.C. to Doctors Scientific Organica, LLC. On December 13, 2022, we converted Oyster Management Services, Ltd. to a limited liability company known as Oyster Management Services, L.L.C. On May 19, 2022, we acquired 100% of Lavi Enterprises, LLC, an affiliate of these companies. On the same date, we transferred all of the equity interests of Lavi Enterprises, LLC to Doctors Scientific Organica, LLC. As a result, these entities are now wholly owned subsidiaries of Doctors Scientific Organica, LLC. In this report, we collectively refer to Doctors Scientific Organica, LLC and its consolidated subsidiaries as DSO. DSO manufactures, sells and owns the Smart for Life brand of natural health and wellness meal replacement products. The brand includes proprietary hunger suppressing functional foods that are designed to work with the body’s natural ability to lose weight. It also develops premium supplements and commodities that will promote optimal health and wellness. DSO has over 15 years of experience providing high-quality products to premium retail locations and companies. Its branded vitamins and supplements are also being sold through Amazon, and this sales channel is becoming a major contributor to the growth of the brand online.

On August 24, 2021, we established Smart for Life Canada Inc. as a wholly owned subsidiary of DSO in Canada. This subsidiary sells retail products through a retail store location in Montreal Canada and the same location also acts as distribution center for our international direct to consumer and big box customers. We maintain inventory and employees at this location.

On November 8, 2021, we acquired 100% of Nexus Offers, Inc., or Nexus. Nexus operates a cost per action/cost per acquisition network. This network consists of hundreds of digital marketers who stand ready to market products introduced to the Nexus network. The cost per action/cost per acquisition model is where digital marketers are paid for an action (e.g., a product sale or lead generation) that is taken as a direct result of their marketing efforts. Through the digital marketer’s method of marketing, the digital marketer sends traffic to one of the product vendor’s offers listed on the network.

On December 6, 2021, we acquired 100% of GSP Nutrition Inc., or GSP. GSP is a sports nutrition company. It offers nutritional supplements for athletes and active lifestyle consumers through a variety of wellness solutions and delivery methods, including powders, tablets and soft gels that are formulated to support energy and performance; nutrition and wellness; and focus and clarity. GSP’s initial line of nutritional products are marketed under the Sports Illustrated Nutrition brand. GSP has a license for the exclusive use of the Sports Illustrated brand (excluding the Sports Illustrated Swimsuit brand for which it has a right of first offer under the license) for certain dietary and nutritional supplements, in each case to be sold to/through certain approved accounts in the United States and Canada. The product line currently consists of whey protein isolate powder, tablet supplements for joint health, nitric oxide, post workout blends, Omega-3 supplements, and pre-workout supplements, among others.

On July 29, 2022, we acquired 100% of Ceautamed Worldwide, LLC and its wholly-owned subsidiaries Wellness Watchers Global, LLC and Greens First Female LLC (which we collectively refer to as Ceautamed). Ceautamed is based in Boca Raton, Florida and owns the Greens First line of branded products which have been specifically marketed to the healthcare provider sector. These vitamins and supplements have been sold on a business-to-business basis, direct-to-consumer as well as sold utilizing an international medical distribution company pursuant to a long-term contract. Ceautamed has historically utilized third-party contract manufacturing that will migrate to BSNM.

Recent Developments

Conversion to Nevada and Increase in Authorized Stock

On April 10, 2023, we converted from a Delaware corporation to a Nevada corporation by filing: (i) a certificate of conversion with the Secretary of State of the State of Delaware; (ii) articles of conversion with the Secretary of State of the State of Nevada; and (iii) articles of incorporation with the Secretary of State of the State of Nevada. We also filed a certificate of designation for our series A convertible preferred stock with the Secretary of State of the State of Nevada and adopted new bylaws. At the time of the conversion:

●	our company’s domicile changed from the State of Delaware to the State of Nevada;

●	our affairs ceased to be governed by the General Corporation Law of the State of Delaware and our prior certificate of incorporation and bylaws, and instead became governed by the Nevada Revised Statutes and the articles of incorporation and new bylaws;

●	our company continued to be the same entity and continues with all of the same rights, privileges and powers;

●	our company continued to have the same name, possesses all of the same properties, continued with all of debts, liabilities and obligations, and continued with the same officers and directors as immediately prior to the conversion;

●	the number of shares of common stock that we are authorized to issue increased from 100 million shares to 500 million shares;

●	each outstanding share of the common stock, series A convertible preferred stock, warrants to purchase shares of common stock and other convertible securities of our company previously incorporated in Delaware, or SMFL Delaware, automatically converted into one share of common stock, one share of series A convertible preferred stock and an equivalent number of convertible securities of our company incorporated in Nevada, or SMFL Nevada, with the same price per share, upon the same terms and subject to the same conditions as before the conversion, and certificates issued for shares of SMFL Delaware’s common stock and series A convertible preferred stock prior to the conversion automatically came to represent shares of SMFL Nevada’s common stock and series A convertible preferred stock upon completion of the conversion; and

●	our employee benefit and incentive plans continued, and each option, equity award or other right of SMFL Delaware issued under such plans automatically converted into an option, equity award or right to purchase or receive the same number of shares of common stock of SMFL Nevada, at the same price per share, upon the same terms and subject to the same conditions as before the conversion.

Reverse Stock Split

On April 24, 2023, we effected a 1-for-50 reverse stock split. As a result of this reverse split, our issued and outstanding common stock decreased from 40,440,129 shares to 822,303 shares. The impact of this transaction is reflected within all common stock, options, and warrant information in this report.

Registered Direct Offering and Related Private Placement

On May 2, 2023, we entered into a securities purchase agreement with an institutional investor, pursuant to which we agreed to issue and sell, in a registered direct offering, 94,600 shares of common stock and a pre-funded warrant to purchase up to 186,001 shares of common stock at an exercise price of $0.0001, at an offering price per share and pre-funded warrant of $3.205 and $3.2049, respectively. In addition, under the securities purchase agreement, we agreed to issue to the investor a warrant to purchase up to 280,601 shares of common stock at an exercise price of $3.08 per share in a concurrent private placement.

On May 5, 2023, the offering was completed. At closing, the investor exercised the pre-funded warrant in full. Accordingly, we issued to the investor 280,601 shares of common stock and a warrant to purchase up to 280,601 shares of common stock at an exercise price of $3.08 per share for total gross proceeds of $899,326 and net proceeds of $751,933.

The warrant is exercisable for a period of 5.5 years at an initial exercise price of $3.08 per share and may be exercised on a cashless basis if at the time of exercise there is no effective registration statement registering the warrants, or the prospectus contained therein is not available for the resale of, the shares issuable upon exercise of the warrant. The exercise price is subject to customary adjustments in the event of stock splits, stock dividends, stock combinations and similar recapitalization transactions. The warrant also contains a beneficial ownership limitation which provides that we shall not effect any exercise, and a holder shall not have the right to exercise, any portion of the warrant to the extent that, after giving effect to the exercise, such holder (together with such holder’s affiliates) would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares issuable upon the exercise. This limitation may be waived (up to a maximum of 9.99%) by a holder in its sole discretion upon not less than sixty-one (61) days’ prior notice to us.

H.C. Wainwright & Co., LLC, the Placement Agent, acted as the exclusive placement agent in connection with this offering and received a cash fee equal to 7.5% of the gross proceeds of the offering and a management fee equal to 1% of the gross proceeds of the offering. We also agreed to reimburse the Placement Agent $30,000 for fees and expenses of its legal counsel and other out-of-pocket expenses and $15,950 for certain closing costs. In addition to the cash fees, we issued to the Placement Agent warrants to purchase up to 21,045 shares of common stock at an exercise price of $4.00625 per share (or 125% of the offering price).

Second Registered Direct Offering and Related Private Placement

On May 17, 2023, we entered into a securities purchase agreement with an institutional investor, pursuant to which we agreed to issue and sell, in a registered direct offering 206,000 shares of common stock and a pre-funded warrant to purchase up to 378,892 shares of common stock at an exercise price of $0.0001, at an offering price per share and pre-funded warrant of $2.71 and $2.7099, respectively. In addition, under the securities purchase agreement, we agreed to issue to the investor a warrant to purchase up to 584,892 shares of common stock at an exercise price of $2.59 per share in a concurrent private placement.

On May 19, 2023, the offering was completed. At closing, the investor exercised the pre-funded warrant in full. Accordingly, we issued to the investor 584,892 shares of common stock and a warrant to purchase up to 584,892 shares of common stock at an exercise price of $2.59 per share for total gross proceeds of $1,585,057 and net proceeds of $1,074,377.

The warrant is exercisable for a period of 5.5 years at an initial exercise price of $2.59 per share and may be exercised on a cashless basis if at the time of exercise there is no effective registration statement registering the warrants or the prospectus contained therein is not available for the resale of, the shares issuable upon exercise of the warrant. The exercise price is subject to customary adjustments in the event of stock splits, stock dividends, stock combinations and similar recapitalization transactions. The warrant also contains a beneficial ownership limitation which provides that we shall not effect any exercise, and a holder shall not have the right to exercise, any portion of the warrant to the extent that, after giving effect to the exercise, such holder (together with such holder’s affiliates) would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares issuable upon the exercise. This limitation may be waived (up to a maximum of 9.99%) by a holder in its sole discretion upon not less than sixty-one (61) days’ prior notice to us.

H.C. Wainwright & Co., LLC, the Placement Agent, acted as the exclusive placement agent in connection with this offering and received a cash fee equal to 7.5% of the gross proceeds of the offering and a management fee equal to 1% of the gross proceeds of the offering. We also agreed to reimburse the Placement Agent $60,000 for fees and expenses of its legal counsel and other out-of-pocket expenses and $15,950 for certain closing costs. In addition to the cash fees, we issued to the Placement Agent warrants to purchase up to 43,867 shares of common stock at an exercise price of $3.3875 per share (or 125% of the offering price).

Amendments to Loan Agreements

On April 1, 2023, we entered into letter agreements with the holders of most of the secured subordinated promissory notes in the aggregate principal amount of $1,300,000 issued on July 29, 2022 in connection with the acquisition of Ceautamed described below, pursuant to which we agreed to pay the remaining balance of the notes in two payments on May 1, 2023 and June 1, 2023. In addition, we agreed to prepay a portion of the outstanding principal and accrued interest on the notes upon the occurrence of any of the following events: (i) in the event we receive any tax refunds claimed with respect to an “employee retention credit” pursuant to Section 2301 of the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act  (or any corresponding or similar provisions of state or local law) or receives any cash from factoring or assigning the right to receive such tax refunds, we must prepay $150,000 of the outstanding principal and accrued interest on the notes; (ii) in the event we raise capital through the issuance of any convertible debentures, we must prepay the outstanding principal and accrued interest on the notes in an amount equal to one-third (1/3) of the net proceeds from such financing; and (iii) in the event we consummate an equity or equity-linked capital raise with the assistance of an investment bank, we must prepay the outstanding principal and accrued interest on the notes in an amount equal to one-third (1/3) of the proceeds raised by us, up to an aggregate amount of $350,000, plus any then overdue principal payments. We also agreed to pay certain amendment fees.

On April 20, 2023, we entered into a third amendment to the loan agreement with Diamond Creek Capital, LLC to amend the loan agreement, dated July 1, 2021, as amended on June 30, 2022 and December 29, 2022, described below. The amendment provides that we shall make a payment towards the reduction of principal in the amount of $250,000 within two business days of the earlier to occur of the following events: (i) we receive any tax refunds claimed with respect to an “employee retention credit” pursuant to Section 2301 of the CARES Act (or any corresponding or similar provisions of state or local law) or any cash from factoring or assigning the right to receive such tax refunds, or (ii) the completion of a public offering of securities pursuant to a Registration Statement on Form S-3. In addition, within two business days following the completion of a public offering of securities pursuant to a Registration Statement on Form S-1, we agreed to pay in full all outstanding amounts owing under the loan agreement. The amendment also provides that following the payment of $250,000 described above, monthly payments of principal and interest pursuant to shall be an aggregate of $30,000 per month, until the amounts owing under the loan agreement are paid in full.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our ability to acquire new customers or retain existing customers;

●	our ability to offer competitive product pricing;

●	our ability to broaden product offerings;

●	industry demand and competition; and

●	market conditions and our market position.

Emerging Growth Company

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As a result, we will be permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of our initial public offering, or the IPO, (ii) the last day of the first fiscal year in which our total annual gross revenues are $1.07 billion or more, (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

The following table sets forth key components of our results of operations during the three months ended March 31, 2023 and 2022, both in dollars and as a percentage of our revenues.

	March 31, 2023		March 31, 2022
	Amount	% of Revenues	Amount	% of Revenues
Revenues
Products	$2,059,712	85.66%	$3,575,459	80.26%
Advertising	344,855	14.34%	879,427	19.74%
Total revenues	2,404,567	100.00%	4,454,886	100.00%
Cost of revenues
Products	1,307,444	54.37%	2,297,010	51.56%
Advertising	269,394	11.20%	640,313	14.37%
Total cost of revenues	1,576,838	65.58%	2,937,323	65.93%
Gross profit	827,729	34.42%	1,517,563	34.07%
Operating expenses
General and administrative	1,095,207	45.55%	1,721,855	38.65%
Compensation - administrative	1,472,374	61.23%	2,003,835	44.98%
Professional services	303,996	12.64%	640,731	14.38%
Consulting fees - related parties	(27,547)	(1.15)%	—	—
Depreciation and amortization expense	691,210	28.75%	423,010	9.50%
Total operating expenses	3,590,334	149.31%	4,789,431	107.51%
Operating loss	(2,762,605)	(114.89)%	(3,271,868)	(73.44)%
Other income (expenses)
Other income (expense)	23,152	0.96%	(506,133)	(11.36)%
Change in fair value of derivative liability	—	—	(38,997)	(0.88)%
Interest expense	(1,544,862)	(64.25)%	(12,757,479)	(286.37)%
Total other income (expenses)	(1,521,710)	(63.28)%	(13,302,609)	(298.61)%
Net loss	$(4,284,315)	(178.17)%	$(16,574,477)	(372.05)%

Revenues. Our total revenues decreased by $2,050,319, or 46.02%, to $2,404,567 for the three months ended March 31, 2023 from $4,454,886 for the three months ended March 31, 2022.

Our nutraceutical business generates revenue from the sales of nutritional and related products. Revenues from our nutraceutical business (products) decreased by $1,515,747, or 42.39%, to $2,059,712 for the three months ended March 31, 2023 from $3,575,459 for the three months ended March 31, 2022. This decrease was primarily due to our cash constraints and our inability to pay for raw materials used in the production of both branded and contract manufacturing products. The decreased revenues were the result of a decrease in the volume of products sold and not due to pricing changes.

Our digital marketing business generates revenues when sales of listed products are sold by product vendors through our network as a result of the marketing efforts of digital marketers. Revenues from our digital marketing business (advertising) decreased by $534,572, or 60.79%, to $344,855 for the three months ended March 31, 2023 from $879,427 for the three months ended March 31, 2022. The decrease in revenue is attributable to our cash constraints and the impact it had with our affiliate advertisers.

Cost of revenues. Our total cost of revenues decreased by $1,360,485, or 46.32%, to $1,576,838 for the three months ended March 31, 2023 from $2,937,323 for the three months ended March 31, 2022. Such decrease is directly related to the decrease in revenues.

Cost of revenues for our nutraceutical business consist of ingredients, packaging materials, freight, and labor associated with the production of various products. Cost of revenues for our nutraceutical business (products) decreased by $989,566, or 43.08%, to $1,307,444 for the three months ended March 31, 2023 from $2,297,010 for the three months ended March 31, 2022. As a percentage of product revenues, cost of revenues for product sales were consistent at 63.48% and 64.24% for the three months ended March 31, 2023 and 2022, respectively.

Cost of revenues for our digital marketing business consist of commissions and bonuses paid to digital marketers. Cost of revenues from our digital marketing business (advertising) decreased by $370,919, or 57.93%, to $269,394 for the three months ended March 31, 2023 from $640,313 for the three months ended March 31, 2022. As a percentage of advertising revenues, cost of revenues for advertising sales was 78.12% and 72.81% for the three months ended March 31, 2023 and 2022, respectively.

Gross profit. As a result of the foregoing, our gross profit decreased by $689,834, or 45.46%, to $827,729 for the three months ended March 31, 2023 from $1,517,563 for the three months ended March 31, 2022. As a percentage of revenues, our gross profit was 34.42% and 34.07% for the three months ended March 31, 2023 and 2022, respectively.

General and administrative expenses.  Our general and administrative expenses consist primarily of advertising expenses, bad debts, rent expense, insurance and other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $626,648, or 36.39%, to $1,095,207 for the three months ended March 31, 2023 from $1,721,855 for the three months ended March 31, 2022. Such decrease was primarily due to decreased rates for D&O Insurance, IPO related expenses in February 2022 and reduced advertising in 2023. As a percentage of revenues, general and administrative expenses was 45.55% and 38.65% for the three months ended March 31, 2023 and 2022, respectively.

Compensation - administrative.  Our compensation expenses include both cash and non-cash items, including salaries plus related payroll taxes. Our compensation expenses decreased by $531,461, or 26.52%, to $1,472,374 for the three months ended March 31, 2023 from $2,003,835 for the three months ended March 31, 2022. Such decrease was primarily due to reduced stock compensation expense in 2023 and a reduction of headcount. As a percentage of revenues, compensation expenses was 61.23% and 44.98% for the three months ended March 31, 2023 and 2022, respectively.

Professional services.  Our professional services expenses consist primarily of investor relations, consulting, advisory, legal and audit expenses incurred in connection with general operations. Our professional services expenses decreased by $336,735, or 52.55%, to $303,996 for the three months ended March 31, 2023 from $640,731 for the three months ended March 31, 2022. Such decrease was primarily due to IPO expenses in 2022. As a percentage of revenues, professional services expenses was 12.64% and 14.38% for the three months ended March 31, 2023 and 2022, respectively.

Consulting fees – related parties.  For the three months ended March 31, 2023 and 2022, we paid Trilogy Capital Group, LLC, a company controlled by our Executive Chairman, $27,547 and $0, respectively, for services rendered under a consulting agreement.

Depreciation and amortization. Depreciation and amortization was $691,210, or 28.75% of revenues, for the three months ended March 31, 2023, as compared to $423,010, or 9.50% of revenues, for the three months ended March 31, 2023. The increase in amortization is associated with intangible assets resulting from the acquisitions.

Total other expense. We had $1,521,710 in total other expense, net, for the three months ended March 31, 2023, as compared to total other expense, net, of $13,302,609 for the three months ended March 31, 2022. Total other expense, net, for the three months ended March 31, 2023 consisted of interest expense of $1,544,862, offset by other income of $23,152, while other expense, net, for the three months ended March 31, 2022 consisted of interest expense of $12,757,479 related to interest expense in connection with common stock issued with future equity agreements and amortization of debt issuance cost, other expense of $506,133 and change in fair value of derivative liability of $38,997.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $4,284,315 for the three months ended March 31, 2023, as compared to $16,574,477 for the three months ended March 31, 2022, a decrease of $12,290,162, or 74.15%.

Liquidity and Capital Resources

As of March 31, 2023, we had cash of $86,194. To date, we have financed our operations primarily through revenue generated from operations, bank borrowings and sales of our securities. Since our inception in 2017, we have experienced losses and as a result have continued to use cash in our operations. We have been dependent upon financing activities as we implement our acquisition strategy.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have suffered recurring losses from operations and have a working capital deficiency of $15.0 million.  These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes that current available resources will not be sufficient to fund our planned expenditures over the next 12 months from the date hereof. Accordingly, we will be dependent upon the raising of additional capital through placement of common stock and/or debt financing in order to implement our business plan. There is no assurance that we will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on our financial condition.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(378,715)	$(4,212,202)
Net cash used in investing activities	—	(15,963)
Net cash provided by financing activities	395,195	5,574,127
Increase in cash	16,480	1,345,962
Cash and cash equivalents at beginning of period	69,714	205,093
Cash and cash equivalents at end of period	$86,194	$1,551,055

Our net cash used in operating activities was $378,715 for the three months ended March 31, 2023, as compared to $4,212,202 for the three months ended March 31, 2022. For the three months ended March 31, 2023, our net loss of $4,284,315, offset by debt issuance cost of $728,544, depreciation and amortization of $691,210, an increase in accounts payable of $685,265, and a decrease in inventory of $570,289 were the primary drivers for cash used in operations. For the three months ended March 31, 2022, our net loss of $16,574,477 and non-cash finance expense associated with future equity agreements of approximately $10,844,961, were the primary drivers for cash used in operations.

We had no investing activities for the three months ended March 31, 2023. For the three months ended March 31, 2022, our net cash used in investing activities was $15,963, which consisted of equipment purchases.

Our net cash provided by financing activities was $395,195 for the three months ended March 31, 2023, as compared to $5,574,127 for the three months ended March 31, 2022. Net cash provided by financing activities for the three months ended March 31, 2023 consisted of proceeds from debt of $1,409,000, receipts from related parties of $12,700 and proceeds from the exercise of warrants of $119, offset by repayments on debt of $1,026,624, while net cash provided by financing activities for the three months ended March 31, 2021 consisted of net proceeds from the IPO of $12,738,288, proceeds from convertible notes and notes payable of $783,738 and proceeds from related parties of $344,873, offset by repayments of convertible notes and notes payable of $6,924,841, repayments to related parties of $1,314,382 and payment of fees from issuance of common stock of $53,549.

Initial Public Offering

On February 16, 2022, we entered into an underwriting agreement with Dawson James Securities, Inc., as representative of the several underwriters named on Schedule I thereto, relating to our IPO of units, each unit consisting of one share of common stock, a series A warrant to purchase one share of common stock and a series B warrant to purchase one share of common stock. Pursuant to the underwriting agreement, we agreed to sell 28,800 units to the underwriters, at a purchase price per unit of $455.00 (the offering price to the public of $500.00 per unit minus the underwriters’ discount), and also agreed to grant to the underwriters a 45-day option to purchase up to 4,320 additional shares of common stock, up to 4,320 additional series A warrants, and/or up to 4,320 additional series B warrants, in any combination thereof, at a purchase price to the public of $499.00 per share and $0.50 per warrant, less underwriting discounts and commissions, solely to cover over-allotments, if any.

On February 18, 2022, the closing of our IPO was completed. At the closing, the underwriters partially exercised the option and purchased 4,128 series A warrants and 4,128 series B warrants. Therefore, we sold 28,800 shares of common stock, 32,928 series A warrants and 32,928 series B warrants for total gross proceeds of $14,404,128. After deducting the underwriting commission and expenses, we received net proceeds of approximately $12,684,739. We used the proceeds of the offering to pay off certain debt and plan to use the remaining net proceeds for working capital and general corporate purposes.

The series A warrants are exercisable until the fifth anniversary of the issuance date at an exercise price equal to $350.00 per share and may be exercised on a cashless basis if the issuance of common stock upon exercise of the warrants is not covered by an effective registration statement.

The series B warrants are exercisable until the fifth anniversary of the issuance date at an exercise price equal to $500.00 per share and may be exercised on a cashless basis, whereby the holder will receive one share of common stock for each series B warrant exercised. As of March 31, 2023, 28,785 of the series B warrants were exercised on a cashless basis and we issued 28,785 shares of common stock upon such exercise.

Outstanding Debt

Original Issue Discount Subordinated Debentures

In June 2022, we commenced offerings of original issue discount subordinated debentures. As of March 31, 2023, we have completed multiple closings and issued debentures in the aggregate principal amount of $4,764,099, of which $847,060 was issued with issuances costs of $127,060 for the three months ended March 31, 2023. The debentures contain an original issue discount of 15%, or an aggregate original issue discount of $713,830. As a result, the total purchase price was $4,050,270. The debentures bear interest at a rate of 17.5% per annum and are due from January through November 2024. The outstanding principal amount and all accrued interest is due and payable on the earlier of (i) the completion of our next equity financing in which we receive gross proceeds in excess of $20 million, (ii) twenty-four months after the date of issuance or (iii) within 30 days after election of repayment from the holder so long as the election is after the 6-month anniversary of the debenture. We may voluntarily prepay the debentures in whole or in part without premium or penalty. The debentures contain customary events of default for a loan of this type. The debentures are unsecured and are subordinated in right of payment to the prior payment in full of all senior indebtedness and are pari passu in right of payment to any other unsecured indebtedness incurred by our company in favor of any third party. As of March 31, 2023, the outstanding principal balance of the debentures was $4,758,830, the unamortized debt issuance cost was $367,399 and accrued interest was $483,768.

Original Issue Discount Secured Subordinated Note

On July 29, 2022, we entered into a securities purchase agreement with an accredited investor, pursuant to which we sold an original issue discount secured subordinated note in the principal amount of $2,272,727 to such investor. The note contains an original issue discount of 12%, or an original issue discount of $272,727. As a result, the total purchase price was $2,000,000, the proceeds of which were used to fund the acquisition of Ceautamed. The note shall bear interest at the rate of 16% per annum and matures on July 29, 2027. The outstanding principal and all accrued interest shall be amortized on a 60-month straight-line basis and payable in accordance with the amortization schedule set forth on Exhibit A to the note. We may prepay the principal and all accrued and unpaid interest on the note without penalty, in whole or in part; provided however, in no event before January 15, 2023, unless with the explicit prior written approval of the holder. The note contains customary events of default for a loan of this type. The note is guaranteed by BSNM, DSO, Nexus, GSP and Ceautamed and is secured by a security interest in all of the assets of our company and such guarantors; provided that such security interest is subordinate to the rights of the lenders under any senior indebtedness (as defined in the note). As of March 31, 2023, the outstanding principal balance of the note was $2,212,177, the unamortized debt issuance cost was $213,880 and accrued interest was $89,714.

Acquisition Notes

On July 1, 2021, we issued a 6% secured subordinated promissory note in the principal amount of $3,000,000 to Sasson E. Moulavi in connection with the acquisition of DSO. This note accrues interest at 6% per annum with the outstanding principal and interest amortized on a straight-line basis and payable quarterly in accordance with the amortization schedule attached to the note, with all amounts due and payable on July 1, 2024. On November 29, 2022, we entered into a letter agreement with Sasson E. Moulavi to amend the terms of the note. Pursuant to the letter agreement, the parties agreed to amend and restate the note to amend the amortization schedule attached thereto, with the first payment deferred until February 15, 2023 and all amounts due and payable on August 15, 2024. In exchange for the agreement of Dr. Moulavi to enter into the letter agreement, we agreed to (i) issue to Dr. Moulavi 100,000 shares of common stock under our 2022 Equity Incentive Plan and (ii) pay to Dr. Moulavi a fee of $50,000 in cash, which shall be paid upon completion of our anticipated debt financing. We may prepay all or any portion of this note any time prior to maturity without premium or penalty. This note contains customary covenants and events of default for a loan of this type, including if a default occurs under any senior secured indebtedness to banks and other financial institutions or private equity funds, and is secured by a security interest in all of the assets of DSO; provided that such security interest is subordinate to the rights of the lenders under any such senior secured indebtedness. As of March 31, 2023, the outstanding principal balance of this note was $3,050,000 and accrued interest was $324,317.

On November 8, 2021, we issued a 5% secured subordinated promissory note in the principal amount of $1,900,000 to Justin Francisco and Steven Rubert in connection with the acquisition of Nexus. This note accrues interest at 5% per annum and the outstanding principal and interest will be amortized on a straight-line basis and are payable quarterly in accordance with the amortization schedule attached to the note, with all amounts due and payable on November 8, 2024. We may prepay all or any portion of this note any time prior to maturity without premium or penalty. The note contains customary covenants and events of default for a loan of this type, including if a default occurs under any senior secured indebtedness to banks and other financial institutions or private equity funds, and is secured by a security interest in all of our assets; provided that such security interest is subordinate to the rights of the lenders under any such senior secured indebtedness. As of March 31, 2023, the outstanding principal balance of this note was $1,900,000 and accrued interest was $134,056.

On July 29, 2022, we issued secured subordinated convertible promissory notes in the aggregate principal amount of $2,150,000 in connection with the acquisition of Ceautamed. The notes shall bear interest at the rate of 5% per annum with all principal and accrued interest being due and payable in one lump sum on July 29, 2025; provided that upon an event of default (as defined in the notes), such interest rate shall increase to 10%. The notes are convertible at the option of the holder into common stock at a conversion price of $6.25; provided that the holder may not elect to convert a portion of the outstanding principal in an amount less than the lesser of $200,000 or the remaining outstanding principal. The notes contain customary covenants and events of default for loans of this type, including upon any default under the senior indebtedness (as defined in the notes). The notes are guaranteed by Ceautamed and its subsidiaries and are secured by a security interest in all of the assets of such guarantors; provided that such security interest is subordinate to the rights of the lenders under any such senior indebtedness. As of March 31, 2023, the outstanding principal balance of these notes was $2,150,000 and accrued interest was $73,160.

On July 29, 2022, we issued secured subordinated promissory notes in the aggregate principal amount of $2,150,000 in connection with the acquisition of Ceautamed. The notes shall bear interest at the rate of 5% per annum and mature on July 29, 2025; provided that upon an event of default (as defined in the notes), such interest rate shall increase to 10%. The outstanding principal and all accrued interest shall be amortized on a five-year straight-line basis and payable in accordance with the amortization schedule set forth on Exhibit A to the notes. We may redeem all or any portion of the notes at any time without premium or penalty. The notes contain customary covenants and events of default for loans of this type, including upon any default under the senior indebtedness (as defined in the notes). The notes are guaranteed by Ceautamed and its subsidiaries and are secured by a security interest in all of the assets of such guarantors; provided that such security interest is subordinate to the rights of the lenders under any such senior indebtedness. As of March 31, 2023, the outstanding principal balance of these notes was $2,204,993, unamortized debt issuance cost was $54,993 and accrued interest was $75,031.

On July 29, 2022, we issued secured subordinated promissory notes in the aggregate principal amount of $1,300,000 in connection with the acquisition of Ceautamed. The notes bore interest at the rate of 5% per annum with all principal and accrued interest being due and payable in one lump sum ninety (90) days from the date of the note; provided that upon an event of default (as defined in the notes), such interest rate shall increase to 10%. On November 28, 2022, we entered into letter agreements with the holders of most of the notes to amend the terms of these notes. Pursuant to letter agreements, the parties agreed to extend the maturity date to June 1, 2023 and agreed to a seven month payment schedule, with the first payment due December 1, 2022. The parties also agreed to increase the default interest rate from 10% to 15%. We also agreed that if an event of default (as defined in the notes) has occurred and is continuing, then we shall not create any senior indebtedness (as defined in the notes) without the consent of the holders of a majority of the principal amount of the notes. In exchange for the agreement of the holders to enter into the letter agreements, we agreed to pay certain amendment fees as more particularly described in the letter agreements. We are in the process of negotiating a similar extension of one remining note in the principal amount of $100,000. We may redeem all or any portion of the notes at any time without premium or penalty. The notes contain customary covenants and events of default for loans of this type, including upon any default under the senior indebtedness (as defined in the notes). The notes are guaranteed by Ceautamed and its subsidiaries and are secured by a security interest in all of the assets of such guarantors; provided that such security interest is subordinate to the rights of the lenders under any such senior indebtedness. As of March 31, 2023, the outstanding principal balance of these notes was $1,148,000, unamortized debt issuance cost was $108,000 and accrued interest was $92,011.

Promissory Notes

On July 1, 2021, we entered into a loan agreement with Diamond Creek Capital, LLC for a term loan in the principal amount of up to $3,000,000. The loan bears interest at a rate of 15.0% per annum, provided that upon an event of default, such rate shall increase by 5%. The loan was due and payable on the earlier of July 1, 2022 or upon completion of the IPO. We repaid $1,325,000 of the principal balance and $27,604 of the interest from the proceeds of the IPO. In connection with such repayment, the lender agreed that the remaining loan is due and payable on July 1, 2023. The loan is secured by all of our assets and contains customary events of default. As of March 31, 2023, the outstanding principal balance of this note was $1,075,000 and accrued interest was $69,475.

In 2018, we entered into an amended loan agreement and convertible promissory note for $200,000 with a third party. On March 31, 2023, the outstanding amount was $200,000 and accrued interest was $155,484.

In October 12, 2022, we issued promissory notes in the principal amount of $258,000 to third parties. These promissory notes bear interest of 15% to 20% and payable on December 2022 and January 2023. As of March 31, 2023, the outstanding principal balance was $258,000 and accrued interest was $9,371.

On November 2, 2022, we issued a promissory note to a board member in the principal amount of $50,000. This note bears interest at a rate of 12% and is due on demand. At March 31, 2023, the outstanding amount was $20,000 and accrued interest was $605.

On December 6, 2022, we issued a promissory note to a board member in the principal amount of $30,000. This note bears interest at a rate of 12% and is due on demand. At March 31, 2023, the outstanding amount was $30,000 and accrued interest was $1,150.

On December 21, 2022, we issued a promissory note to a board member in the principal amount of $100,000. This note bears interest at a rate of 12% and is due on demand. At March 31, 2023, the outstanding amount was $100,000 and accrued interest was $3,333.

On February 8, 2023, we issued a promissory note to a board member in the principal amount of $50,000. This note bears interest at a rate of 12% and is due on demand. At March 31, 2023, the outstanding amount was $50,000 and accrued interest was $850.

On February 14, 2023, we issued a promissory note to a third party in the principal amount of $50,000. This note bears interest at a rate of 12% and is due on demand. At March 31, 2023, the outstanding amount was $50,000 and accrued interest was $740.

On February 16, 2023, we issued a promissory note to a third party in the principal amount of $50,000. This note bears interest at a rate of 12% and is due on August 26, 2023. At March 31, 2023, the outstanding amount was $50,000 and accrued interest was $658.

On March 7, 2023, we issued a promissory note to a board member in the principal amount of $137,000. This note bears interest at a rate of 12% and is due on demand. At March 31, 2023, the outstanding amount was $137,000 and accrued interest was $977.

Cash Advances

In June 2022, we entered into a cash advance agreement for $341,150 with a required repayment amount of $490,000, which requires weekly payments of approximately $19,738. At March 31, 2023, the outstanding amount was $22,124.

In July 2022, we entered into a cash advance agreement for $650,000 with a required repayment amount of $897,750, which requires weekly payments of approximately $40,806. At March 31, 2023, the outstanding amount was $474,690.

In August 2022, we entered into a cash advance agreement for $100,000 with a required repayment amount of $146,260, which requires weekly payments of approximately $6,200. At March 31, 2023, the outstanding amount was $4,360.

In September 2022, we entered into a cash advance agreement for $243,750 with a required repayment amount of $372,500, which requires weekly payments of approximately $15,000. At March 31, 2023, the outstanding amount was $232,500.

In November 2022, we entered into cash advance agreements for $592,236 with a required repayment amount of $994,460, which requires weekly payments of approximately $52,422. At March 31, 2023, the outstanding amount was $497,296.

In December 2022, we entered into cash advance agreements for $293,000 with a required repayment amount of $439,207, which requires weekly payments of approximately $39,905. At March 31, 2023, the outstanding amount was $81,271.

In January 2023, we entered into cash advance agreements for $321,000 with a required repayment amount of $593,604, which requires weekly payments of approximately $39,980. At March 31, 2023, the outstanding amount was $542,934.

Equipment Financing Loans

In May 2022, we entered into an equipment financing loan for $146,765 used for the purchase of equipment within BSNM’s operations. The loan bears interest at 10.18% and matures on April 1, 2027. At March 31, 2023, the outstanding amount was $127,152.

In August 2022, we entered into an equipment financing loan for $35,050 used for the purchase of equipment within BSNM’s operations. The loan bears interest at 10.18% and matures on August 1, 2027. At March 31, 2023, the outstanding amount was $32,167.

In July 2022, we entered into an equipment financing loan for $8,463 used for the purchase of equipment within Ceautamed’s operations. At March 31, 2023, the outstanding amount was $6,412.

Revolving Lines of Credit

In 2021, DSO entered into two revolving lines of credit with a bank, which permit borrowings up to $1,176,000, and bear interest at 8.99% and 7.99%. As of March 31, 2023, the outstanding principal balance of these lines of credit was $412,184.

In August 2022, Ceautamed entered into a revolving line of credit with a bank, which permit borrowing up to $60,000, and bear interest at 45.09%. As of March 31, 2023, the outstanding principal balance of this line of credit was $48,556.

In September 2022, DSO entered into a revolving line of credit with a bank, which permit borrowings up to $70,000, and bear interest at 9.49%. As of March 31, 2023, the outstanding principal balance of this line of credit was $38,671.

EIDL Loan

In June 2020, pursuant to the economic injury disaster loan, or EIDL, program under the under the provisions of the CARES Act, we entered into a promissory note with the U.S. Small Business Administration, or the SBA, with a principal amount of $300,000. This loan matures in 30 years and bears interest at a rate of 3.75%. The loan is secured by all of our assets. As of March 31, 2023, the outstanding principal balance of this loan was $300,000 and accrued interest was $31,063.

PPP Loans

In February 2021, we received an additional $261,164 in PPP loans under the CARES Act. This loan bears interest at a rate of 1% per annum and matures in April 2025. As of March 31, 2023, the outstanding balance of this loan was $197,457 and accrued interest was $8,923.

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

Critical Accounting Policies

The preparation of our unaudited condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission, or the SEC, on March 31, 2023.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2023. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in any other factors that could significantly affect these controls during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the three months ended March 31, 2023 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any shares of our common stock during the three months ended March 31, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Articles of Incorporation of Smart for Life, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 13, 2023)
3.2	Certificate of Amendment to Articles of Incorporation of Smart for Life, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 28, 2023)
3.3	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on April 13, 2023)
3.4	Bylaws of Smart for Life, Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on April 13, 2023)
4.1	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Armistice Capital Master Fund Ltd. on May 5, 2023 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 filed on May 5, 2023)
4.2	Placement Agent Common Stock Purchase Warrant issued by Smart for Life, Inc. to H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 filed on May 5, 2023)
4.3	Amended and Restated Common Stock Purchase Warrant issued by Smart for Life, Inc. to Anson East Master Fund LP on December 8, 2022 (incorporated by reference to Exhibit 4.11 to the Current Report on Form 8-K filed on December 9, 2022)
4.4	Amended and Restated Common Stock Purchase Warrant issued by Smart for Life, Inc. to Anson East Master Fund LP on December 8, 2022 (incorporated by reference to Exhibit 4.12 to the Current Report on Form 8-K filed on December 9, 2022)
4.5	Amended and Restated Common Stock Purchase Warrant issued by Smart for Life, Inc. to Anson Investments Master Fund LP on December 8, 2022 (incorporated by reference to Exhibit 4.13 to the Current Report on Form 8-K filed on December 9, 2022)
4.6	Amended and Restated Common Stock Purchase Warrant issued by Smart for Life, Inc. to Anson Investments Master Fund LP on December 8, 2022 (incorporated by reference to Exhibit 4.14 to the Current Report on Form 8-K filed on December 9, 2022)
4.7	Amended and Restated Common Stock Purchase Warrant issued by Smart for Life, Inc. to District 2 Capital Fund LP on December 8, 2022 (incorporated by reference to Exhibit 4.15 to the Current Report on Form 8-K filed on December 9, 2022)
4.8	Amended and Restated Common Stock Purchase Warrant issued by Smart for Life, Inc. to District 2 Capital Fund LP on December 8, 2022 (incorporated by reference to Exhibit 4.16 to the Current Report on Form 8-K filed on December 9, 2022)
4.9	Amended and Restated Common Stock Purchase Warrant issued by Smart for Life, Inc. to Ionic Ventures, LLC on December 8, 2022 (incorporated by reference to Exhibit 4.17 to the Current Report on Form 8-K filed on December 9, 2022)
4.10	Amended and Restated Common Stock Purchase Warrant issued by Smart for Life, Inc. to Ionic Ventures, LLC on December 8, 2022 (incorporated by reference to Exhibit 4.18 to the Current Report on Form 8-K filed on December 9, 2022)
4.11	Amended and Restated Common Stock Purchase Warrant issued by Smart for Life, Inc. to Sabby Volatility Warrant Master Fund Ltd. on December 8, 2022 (incorporated by reference to Exhibit 4.19 to the Current Report on Form 8-K filed on December 9, 2022)
4.12	Amended and Restated Common Stock Purchase Warrant issued by Smart for Life, Inc. to Sabby Volatility Warrant Master Fund Ltd. on December 8, 2022 (incorporated by reference to Exhibit 4.20 to the Current Report on Form 8-K filed on December 9, 2022)
4.13	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Dawson James Securities, Inc. on December 8, 2022 (incorporated by reference to Exhibit 4.21 to the Current Report on Form 8-K filed on December 9, 2022)
4.14	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Dawson James Securities, Inc. on December 8, 2022 (incorporated by reference to Exhibit 4.22 to the Current Report on Form 8-K filed on December 9, 2022)

4.15	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Robert D. Keyser, Jr. on December 8, 2022 (incorporated by reference to Exhibit 4.23 to the Current Report on Form 8-K filed on December 9, 2022)
4.16	Common Stock Purchase Warrant issued by Smart for Life, Inc. to James Hopkins on December 8, 2022 (incorporated by reference to Exhibit 4.24 to the Current Report on Form 8-K filed on December 9, 2022)
4.17	Warrant Agent Agreement, dated February 16, 2022, between Smart for Life, Inc. and VStock Transfer, LLC and Forms of Warrants (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 23, 2022)
4.18	Warrant issued by Smart for Life, Inc. to Joseph Xiras on January 13, 2022 (incorporated by reference to Exhibit 4.21 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.19	Warrant issued by Smart for Life, Inc. to Leonite Fund I, LP on January 13, 2022 (incorporated by reference to Exhibit 4.22 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.20	Warrant issued by Smart for Life, Inc. to Laurie Rosenthal on January 7, 2022 (incorporated by reference to Exhibit 4.20 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.21	Warrant issued by Smart for Life, Inc. to Robert Rein on January 3, 2022 (incorporated by reference to Exhibit 4.19 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.22	Warrant issued by Smart for Life, Inc. to Thomas L Calkins II and Diane M Calkins JTIC on December 27, 2021 (incorporated by reference to Exhibit 4.18 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.23	Warrant issued by Smart for Life, Inc. to Ryan Hazel on December 23, 2021 (incorporated by reference to Exhibit 4.17 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.24	Amended and Restated Warrant issued by Smart for Life, Inc. to Dawson James Securities, Inc. on February 1, 2022 (incorporated by reference to Exhibit 4.25 to Amendment No. 3 to Registration Statement on Form S-1/A filed on February 2, 2022)
4.25	Warrant issued by Smart for Life, Inc. to Dawson James Securities, Inc. on July 1, 2021 (incorporated by reference to Exhibit 4.23 to Amendment No. 3 to Registration Statement on Form S-1/A filed on February 2, 2022)
4.26	Warrant issued by Smart for Life, Inc. to Dawson James Securities, Inc. on July 1, 2021 (incorporated by reference to Exhibit 4.24 to Amendment No. 3 to Registration Statement on Form S-1/A filed on February 2, 2022)
4.27	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Peah Capital, LLC on December 18, 2020 (incorporated by reference to Exhibit 4.14 to the Registration Statement on Form S-1 filed on December 16, 2021)
4.28	Amendment No 1 to Common Stock Purchase Warrant, dated June 30, 2021, between Smart for Life, Inc. and Peah Capital, LLC (incorporated by reference to Exhibit 4.15 to the Registration Statement on Form S-1 filed on December 16, 2021)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 22, 2023	SMART FOR LIFE, INC.

/s/ Darren C. Minton
Name: Darren C. Minton
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Alan B. Bergman
Name: Alan B. Bergman
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)