Form 10-Q
period 2023-06-30
SMART FOR LIFE, INC.
filed 2023-08-23
CIK 1851860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

or

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

As of August 18, 2023, there were 1,849,542 shares of the registrant’s common stock issued and outstanding.

Smart for Life, Inc.

Quarterly Report on Form 10-Q

 Period Ended June 30, 2023

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SMART FOR LIFE, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SMART FOR LIFE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2023 AND DECEMBER 31, 2022

	June 30, 2023	December 31, 2022
	(Unaudited)	(As adjusted)
ASSETS
Current assets:
Cash	$375,682	$69,714
Accounts receivable, net	521,800	561,894
Inventory	1,892,812	2,665,501
Prepaid expenses and other current assets	358,000	306,867
Total current assets	3,148,294	3,603,976

Property and equipment, net	357,766	482,219
Intangible assets, net	14,911,284	16,462,158
Goodwill	5,816,100	5,816,100
Deposits and other assets	268,611	109,638
Operating lease right-of-use assets	2,506,630	2,672,866
Total other assets	23,860,391	25,542,981
Total assets	$27,008,685	$29,146,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,711,626	$4,123,837
Accrued expenses	2,263,800	1,888,013
Accrued expenses, related parties	66,964	947,951
Deferred revenue	640,330	662,879
Preferred stock dividends payable	600,750	600,750
Operating lease liability, current	331,811	303,819
Debt, current, net of debt discounts	5,157,462	6,616,273
Total current liabilities	12,772,743	15,143,522

Long-term liabilities:
Operating lease liability, noncurrent	2,249,188	2,423,446
Debt, noncurrent, net of debt issuance cost	7,426,190	13,941,973
Total long-term liabilities	9,675,378	16,365,419
Total liabilities	22,448,121	31,508,941

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $.0001 par value, 10,000,000 shares authorized
Series A Convertible Preferred Stock, $.0001 par value, 8,000 shares authorized and 0 and 1,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Series B Preferred Stock, $.0001 par value, 5,000,000 shares authorized and 34,818 and 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	4	—
Common Stock, $.0001 par value, 500,000,000 shares authorized, 1,445,864 and 245,187 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	145	25
Additional paid in capital	58,057,141	42,630,406
Accumulated deficit	(53,496,726)	(44,992,415)
Total stockholders’ equity	4,560,564	(2,361,984)
Total liabilities and stockholders’ equity	$27,008,685	$29,146,957

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SMART FOR LIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Products	$2,273,087	$3,459,926	$4,332,799	$7,035,384
Advertising	10,616	825,565	355,471	1,704,993
Total revenues	2,283,703	4,285,491	4,688,270	8,740,377
Cost of revenues
Products	1,532,561	1,890,278	2,840,006	4,187,287
Advertising	9,121	614,042	278,515	1,254,356
Total cost of revenues	1,541,682	2,504,320	3,118,521	5,441,643
Gross profit	742,021	1,781,171	1,569,749	3,298,734
Operating expenses
General and administrative	1,504,499	1,660,773	2,599,707	3,385,121
Compensation – administrative	1,410,735	1,633,022	2,883,107	3,634,453
Professional services	912,302	665,700	1,216,298	1,306,431
Consulting fees – related parties	—	—	27,547	—
Impairment of intangible assets	466,737	—	466,737	—
Depreciation and amortization expense	507,593	430,092	1,198,803	853,102
Total operating expenses	4,801,866	4,389,587	8,392,199	9,179,107
Operating loss	(4,059,845)	(2,608,416)	(6,822,450)	(5,880,373)
Other income (expense)
Other income (expense)	290,526	111,599	313,678	(433,441)
Gain on debt extinguishment	257,037	134,956	257,037	134,956
Change in fair value of derivative liability	—	(38,997)	—	(38,997)
Interest expense	(707,714)	(984,427)	(2,252,576)	(13,741,907)
Total other income (expense)	(160,151)	(776,869)	(1,681,861)	(14,079,389)
Net loss	$(4,219,996)	$(3,385,285)	$(8,504,311)	$(19,959,762)
Series A preferred stock dividends	—	(159,916)	—	(245,333)
Net loss attributable to common stockholders	(4,219,996)	(3,545,201)	(8,504,311)	(20,205,095)
Loss per share, basic and diluted	$(5.84)	$(16.77)	$(17.18)	$(116.39)
Weighted average shares outstanding, basic and diluted	722,205	211,425	495,114	173,592

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SMART FOR LIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

For the Three and Six Months Ended June 30, 2023

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2023	1,000	$—	245,187	$25	$42,630,406	$(44,992,415)	$(2,361,984)
Exercise of warrants	—	—	20,498	2	117	—	119
Stock based compensation	—	—	—	—	52,473	—	52,473
Net loss	—	—	—	—	—	(4,284,315)	(4,284,315)
Balance, March 31, 2023	1,000	—	265,685	27	42,682,996	(49,276,730)	(6,593,707)
Conversion of notes and interest	29,398	3	—	—	6,462,688	—	6,462,691
Conversion of preferred stock	(1,000)	—	10,000	1	(1)	—	—
Stock based compensation	—	—	—	—	27,735	—	27,735
Stock issued for services	—	—	3,334	—	99,199	—	99,199
Conversion of board fees	135	—	—	—	30,000	—	30,000
Conversion of accrued compensation	5,285	1	—	—	1,178,310	—	1,178,311
Exercise of warrants	—	—	878,347	88	5,424,933	—	5,425,021
Shares issued for cash, net	—	—	288,498	29	2,151,281	—	2,151,310
Net loss	—	—	—	—	—	(4,219,996)	(4,219,996)
Balance, June 30, 2023	34,818	$4	1,445,864	$145	$58,057,141	$(53,496,726)	$4,560,564

For the Three and Six Months Ended June 30, 2022

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2022	8,000	$1	92,917	$9	$8,923,852	$(15,014,600)	$(6,090,738)
Stock issued for cash with initial public offering	—	—	9,600	1	10,623,491	—	10,623,492
Series A warrants issued in connection with initial public offering	—	—	—	—	1,902,689	—	1,902,689
Series B warrants in connection with initial public offering	—	—	—	—	158,558	—	158,558
Warrants issued in connection with debt	—	—	—	—	65,624	—	65,624
Stock issued upon exercise of Series B Warrants	—	—	9,585	1	(1)	—	—
Stock issued upon conversion of convertible notes	—	—	8.264	1	5,622,884	—	5,622,885
Stock issued in connection with acquisition	—	—	283	—	—	—	—
Stock issued for conversion of accounts payable	—	—	98	—	147,223	—	147,223
Stock issued for services	—	—	5,847	1	822,625	—	822,626
Stock issued upon conversion of preferred stock	(7,000)	(1)	69,996	7	(6)	—	—
Common stock issued under future equity agreements	—	—	14,460	1	10,844,959	—	10,844,960
Preferred stock dividend payable	—	—	—	—	(85,417)	—	(85,417)
Net loss	—	—	—	—	—	(16,574,477)	(16,574,477)
Balance, March 31, 2022	1,000	—	211,049	21	39,026,481	(31,589,077)	7,437,425
Common stock issued upon conversion of promissory note	—	—	488	—	73,727	—	73,727
Common stock issued upon option exercise	—	—	1,303	—	—	—	—
Preferred stock dividend payable	—	—	—	—	(159,916)	—	(159,916)
Change in derivative liability	—	—	—	—	32,959	—	32,959
Net loss	—	—	—	—	—	(3,385,285)	(3,385,285)
Balance, June 30, 2022	1,000	$—	212,841	$21	$38,973,251	$(34,974,362)	$3,999,090

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SMART FOR LIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(8,504,311)	$(19,959,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt issuance cost	1,021,292	753,929
Discount on debt obtained	—	667,012
Depreciation and amortization expense	1,198,808	853,105
Gain on extinguishment of debt	(257,037)	(134,956)
Impairment on intangible assets	466,737	—
Stock-based compensation	80,208	822,626
Interest expense associated with warrants issued with debt	—	65,624
Interest expense associated with future equity agreements	—	10,844,961
Non-cash financing expenses – stock issued for services	99,200	—
Non-cash operating lease costs, net	19,970	11,628
Change in value of derivative liability	—	235,640
Provision for bad debt	107,532	—
Changes in operating assets and liabilities:
Accounts receivable, net	(67,438)	(501,432)
Inventory	772,689	(1,547,694)
Prepaid expenses and other current assets	(51,133)	62,183
Deposits and other assets	(158,973)	—
Accounts payable	(388,565)	1,030,027
Accrued expenses	883,626	(178,297)
Accrued expenses, related parties	297,324	439,171
Deferred revenue	(22,549)	539,360
Net cash used in operating activities	(4,502,620)	(5,996,875)

Cash flows from investing activities:
Deposit on acquisition	—	(1,000,000)
Additions to property and equipment	(3,450)	(67,717)
Net cash used in investing activities	(3,450)	(1,067,717)

Cash flows from financing activities:
Receipts from related parties	—	358,004
Payments to related parties	—	(1,868,083)
Proceeds from initial public offering	—	12,738,288
Proceeds from issuance of common stock, net	2,151,310	—
Proceeds from exercise of warrants	5,425,140	—
Proceeds from debt	2,053,071	3,230,546
Repayments on debt	(4,817,483)	(7,438,462)
Payment of fees from issuance of common stock	—	(53,549)
Net cash provided by financing activities	4,812,038	6,966,744

Net increase (decrease) in cash	305,968	(97,848)
Cash, beginning of period	69,714	205,093
Cash, end of period	$375,682	$107,245

Supplemental disclosure of cash flow information:
Interest paid	$1,661,288	$1,144,875

Non-cash investing and financing activities:
Stock issued for conversion of accounts payable	$—	$147,223
Stock issued for conversion of accrued compensation	$1,178,311	$—
Stock issued for conversion of convertible notes and interest	$6,462,691	$5,696,612
Stock issued for exercise of warrants	$119	$—
Conversion of notes payable to accrued expenses	$26,471	$—
Conversion of interest to notes payable	$334,950	$—
Stock issued for conversion of accrued board fees	$30,000	$—
Equipment obtained with financing	$—	$146,765

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023 AND 2022

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

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023 AND 2022

(UNAUDITED)

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

The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023 and 2022 have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s financial statements for the fiscal year ended December 31, 2022.

The December 31, 2022 condensed consolidated balance sheet reflected within the accompanying condensed consolidated financial statements reflects a change for a correction of an immaterial error. The error pertains to the classification of assets acquired in the acquisitions of Nexus and Ceautamed. A reclassification of $4,464,100 from intangible assets to goodwill is reflected within these condensed consolidated financial statements.

On April 24, 2023, the Company effected a 1-for-50 reverse stock split. As a result of this reverse split, the Company’s issued and outstanding common stock decreased from 40,440,129 shares to 822,303 shares. The impact of this transaction is reflected within all common stock, options, and warrant information retrospectively in these condensed consolidated financial statements.

On August 2, 2023, the Company effected a 1-for-3 reverse stock split. As a result of this reverse split, the Company’s issued and outstanding common stock decreased from 4,737,589 shares to 1,594,082 shares. The impact of this transaction is reflected within all common stock, options, and warrant information retrospectively in these condensed consolidated financial statements. As a result of the reverse stock split, the Company’s authorized common stock decreased from 500,000,000 shares to 166,666,667 shares.

Liquidity, Capital Resources and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses and has a deficiency in working capital of approximately $9.6 million at June 30, 2023, which raises substantial doubt about its ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going concern

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. At June 30, 2023 the Company has a working capital deficiency of approximately $9.6 million.  Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. These factors, individually and collectively indicate that a material uncertainty exists that raises substantial doubt about the Company’s ability to continue as a going concern for one year from the date of issuance of these condensed interim consolidated financial statements.

The Company will be dependent upon the raising of additional capital through placement of common shares, and/or debt financing in order to implement its business plan and generating sufficient revenue in excess of costs. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These unaudited condensed consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023 AND 2022

(UNAUDITED)

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

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three (3) months or less to be cash equivalents. At June 30, 2023 and December 31, 2022, there were no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts represents the Company’s estimate for uncollectible receivables based on a review of specific accounts and the Company’s historical collection experience. The Company writes off specific accounts based on an ongoing review of collectability, as well as management’s past experience with the customers. Accounts receivables are presented net of an allowance for doubtful accounts of $110,502 and $57,581 at June 30, 2023 and December 31, 2022, respectively.

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

No goodwill impairments were recognized during the three and six months ended June 30, 2023 and 2022.

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

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023 AND 2022

(UNAUDITED)

Long-Lived Assets

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. The Company recognized an impairment related to the affiliate relationships associated with the Nexus subsidiary of $466,737, and $0 at June 30, 2023 and December 31, 2022, respectively.

Lease Right-of-Use Assets and Liabilities

The Company records a right-of-use (“ROU”) asset and lease liability on the condensed consolidated balance sheets for all leases with terms longer than 12 months. Leases are classified either as finance or operating with the classification affecting the pattern of expense recognition.

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

Fair Value Measurement

Under ASC Topic 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). ASC Topic 820 establishes a hierarchy for inputs to valuation techniques used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that reflect assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. There are three levels to the hierarchy based on the reliability of inputs, as follows:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets and liabilities in markets that are not active.

Level 3 - Unobservable inputs for the asset or liability. The degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3.

The Company’s cash and cash equivalents are measured using Level 1 inputs and include cash on hand, deposits in banks, certificates of deposit and money market funds. Due to their short-term nature, the carrying amounts reported in the consolidated balance sheets approximate the fair value of cash and cash equivalents.

The fair value of debt is classified as Level 2, based on the nature of the debt and terms of the agreements.

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

Certain nonfinancial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The estimated fair value of financial instruments is determined using the best available market information and appropriate valuation methodologies. Considerable judgment is necessary, however, in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange, or the value that ultimately will be realized upon maturity or disposition. In the evaluation of the estimated value of such assets, data for determining the value of the estimates are utilized based on the relevant facts and circumstances. The use of different market assumptions may have a material effect on the estimated fair value amounts.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023 AND 2022

(UNAUDITED)

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

Products (BSNM, DSO, GSP, and Ceautamed)

The Company generates product revenues by manufacturing and packaging of nutraceutical products as a contract manufacturer for customers. The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company records deferred revenues for prepaid amounts from customers due to no performance obligations being met at such time. The Company did not have any material unsatisfied performance obligations at June 30, 2023 or December 31, 2022.

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

Nexus’ general payment terms are short-term in duration. Nexus does not have significant financing components or payment terms. Nexus did not have any material unsatisfied performance obligations at June 30, 2023 or December 31, 2022.

Freight

Freight costs are recorded in cost of goods sold as incurred. Freight costs for the six months ended June 30, 2023 and 2022, freight costs amounted to $169,945 and $528,949, respectively. Freight costs for the three months ended June 30, 2023 and 2022 were $68,955 and $248,395, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising costs for the six months ended June 30, 2023 and 2022 were $867,157 and $1,254,356, respectively. Advertising costs for the three months ended June 30, 2023 and 2022 were $575,504 and $465,669, respectively.

Paycheck Protection Program

The Company records Paycheck Protection Program (“PPP”) loan proceeds in accordance with ASC 470, Debt. Debt is extinguished when either the debtor pays the creditor or the debtor is legally released from being the primary obligor, either judicially or by the creditor.

Stock-based Compensation

The Company recognizes expense for stock options and warrants granted over the vesting period based on the fair value of the award at the grant date and valued using a Black-Scholes option pricing model to determine the fair market value of the stock options and warrants. Forfeitures are reduced from options and warrants outstanding and the Company calculates the amount of tax benefit available by tracking each stock option award on an employee-by-employee basis and on a grant-by-grant basis. The Company then compares the recorded expense to the tax deduction received for each stock option and warrant grant. The Company’s policy is to recognize forfeitures as they occur.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023 AND 2022

(UNAUDITED)

Income Taxes

The Company accounts for income taxes under the provisions of ASC 740, Income Taxes. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. At June 30, 2023 and December 31, 2022, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company’s tax years subject to examination by tax authorities generally remain open for three (3) years from the date of filing.

The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. Due to the continued losses, the Company has recorded a full valuation allowance at the end of June 30, 2023 and December 31, 2022.

Employee Retention Credits

In accordance with the 2022 CARES Act, the Company filed for Employee Retention Credits for applicable periods in 2020 and 2021. As amounts to be refunded are subject to IRS calculations, and the timing for processing of the credits are unknown, the Company recognizes as other income amounts refunded upon the receipt of the payment. During the six months ended June 30, 2023 and 2022 the Company received $586,556 and $0, respectively.

Net Loss Per Share

Basic and diluted net loss per share of common stock for the three and six months ended June 30, 2023, and 2022 was determined by dividing net loss by the weighted average shares of common stock outstanding during the period. The Company’s potentially dilutive shares, consisting of 3,245,611 warrants and 47,660 stock options, have not been included in the computation of dilutive net loss per share for the 2023 periods as the result would be antidilutive. The Company’s potentially dilutive shares, consisting of 1,449,520 warrants and 25,000 stock options, have not been included in the computation of dilutive net loss per share for the 2022 periods as the result would be antidilutive.

Recent Accounting Standards Not Yet Adopted

On August 5, 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, “Debt – Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40),” which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in GAAP. This ASU is effective for fiscal years beginning after December 31, 2023. The Company is evaluating the impact the adoption will have on the financial statements.

Note 3 — Correction of Prior Period Immaterial Errors

The Company has identified immaterial errors in the Company’s previously issued consolidated financial statements related to intangible assets and goodwill. The error pertains to the classification of assets acquired in the acquisition of Nexus, whereby intangible assets, and the value of such assets, were overstated and goodwill was understated.

In evaluating whether the previously issued Consolidated Financial Statements were materially misstated for the interim or annual periods prior to December 31, 2022, the Company applied the guidance of ASC 250, Accounting Changes and Error Corrections, SEC Staff Accounting Bulletin (“SAB”) Topic 1.M, Assessing Materiality and SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and concluded that the effect of the errors on prior period annual financial statements was immaterial. The guidance states that prior-year misstatements which, if corrected in the current year would materially misstate the current year’s financial statements, must be corrected by adjusting prior year financial statements, even though such correction previously was and continues to be immaterial to the prior-year financial statements. Correcting prior-year financial statements for such immaterial misstatements does not require previously filed reports to be amended.

The adjustments required to correct the misstatement in the financial statements for the year ended December 31, 2022 are reflected in the consolidated balance sheet. The amount of the reclassification is $4,134,000.

As a result of the misstatement pertaining to the reclassification of the intangible assets, the Company noted an immaterial error associated with the recording of amortization expense. The Company recorded an error $279,575 of amortization during the year ended December 31, 2022, and $67,075 for the three months ended March 31, 2023, respectively, collectively $346,768 that should not have been expensed. In accordance with ASC 250, Accounting Changes and Error Correction, the change in estimate for the fiscal year 2023 and beyond is reported on a prospective basis and the prior financial statements are not restated.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023 AND 2022

(UNAUDITED)

The Company also reclassified $340,100 from intangible assets to goodwill as the result of the obtained independent professional purchase price allocation related to the acquisition of Ceautamed.

The Company’s consolidated balance sheets have been revised from the amounts previously reported to correct the error and the impact of the purchase price allocation change as shown in the table below. See Note 6.

Consolidated Balance Sheet as of December 31, 2022

	As Previously Reported	PPA Finalization	Corrections	As Adjusted
Intangible assets, net	$20,936,258	$(340,100)	$(4,134,000)	$16,462,158
Goodwill	1,342,000	340,100	4,134,000	5,816,100

Condensed Consolidated Balance Sheet as of March 31, 2023

	As Previously Reported	PPA Finalization	Corrections	As Adjusted
Intangible assets, net	$20,326,040	$(340,100)	$(4,134,000)	$15,851,940
Goodwill	1,342,000	340,100	4,134,000	5,816,100

Note 4 — Inventory

Inventory consisted of the following:

	June 30, 2023	December 31, 2022
Raw materials	$512,962	$644,202
Packaging materials	902,980	946,884
Finished goods	476,870	1,074,415
	$1,892,812	$2,665,501

Note 5 — Property and Equipment

Property and equipment consisted of the following:

	Estimated Useful Lives (in Years)	June 30, 2023	December 31, 2022
Furniture and fixtures	7	$9,139	$9,139
Equipment – manufacturing	5	1,346,152	1,342,702
Building and equipment	5	3,840	3,840
Leasehold improvements	3.5	90,099	90,099
		1,449,230	1,445,780
Less: accumulated depreciation and amortization		(1,091,464)	(963,561)
Property and equipment, net		$357,766	$482,219

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023 AND 2022

(UNAUDITED)

Depreciation and amortization expense for the six months ended June 30, 2023 and 2022 totaled $127,903 and $142,178, respectively, which is included in depreciation and amortization expense. Depreciation and amortization expense for the three months ended June 30, 2023 and 2022 totaled $46,911 and $72,985, respectively, which is included in depreciation and amortization expense.

Note 6 — Intangible Assets

Intangible assets consisted of the following:

	Estimated Useful Lives (in Years)	June 30, 2023	December 31, 2022 (Restated)
Customer contracts	7-10	$6,375,525	$6,842,262
Developed technology	15	1,660,000	1,660,000
Non-compete agreements	3	840,000	840,000
Patents	5-10	2,950,000	2,950,000
Tradename	10-15	4,170,000	4,170,000
Supplier contracts	10	1,800,000	1,800,000
Licenses agreements	5	584,220	584,220
Total intangible assets		18,379,745	18,846,482
Less: amortization		(3,468,461)	(2,384,324)
Intangibles, net		$14,911,284	$16,462,158

The allocation of the Nexus purchase price in 2021 to intangibles assets, including customer contracts and non-compete agreements, was based on provisional valuations performed to estimate the fair value of the assets as of the acquisition date. During the three months ended June 30, 2023, the Company noted that an immaterial error existed in the recording of the allocation of the intangible assets and has reclassified $4,134,000 from intangible assets to goodwill.

The allocation of the Ceautamed purchase price in 2022 to intangibles assets, including customer contracts and non-compete agreements, was based on provisional valuations performed to estimate the fair value of the assets as of the acquisition date. The Company engaged a independent valuation firm to perform a purchase price allocation, noting differences in the intangible assets and values. The independent valuation resulted in reclassification of the assets which have been represented in the December 31, 2022 balances. Additionally, $340,100 was reclassified from intangible assets to goodwill.

The table below identifies the changes to each of the intangible assets as a result of the PPAs obtained related to the Nexus and Ceautamed acquisitions.

	December 31, 2022 previously reported	PPA Adjustments	December 31, 2022 (As Adjusted)
Customer contracts	17,046,076	(10,203,814)	6,842,262
Developed technology	1,570,000	90,000	1,660,000
Non-compete agreements	1,595,530	(755,530)	840,000
Patents	230,000	2,720,000	2,950,000
Tradename	2,010,000	2,160,000	4,170,000
Intellectual property	385,199	(385,199)	—
Supplier contracts	—	1,800,000	1,800,000
Licenses agreements	584,220	—	584,220
Total intangible assets	23,421,025	(4,574,543)	18,846,482

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023 AND 2022

(UNAUDITED)

As a result of decreased revenues within the Nexus subsidiary during the six months ended June 30, 2023, which are not expected to recover to similar levels, the Company determined that a triggering event occurred requiring an impairment analysis in accordance with ASC 360. The impairment analysis resulted in the Company recognizing an impairment of the affiliate relationship asset associated with Nexus of $466,737.

Amortization for the six months ended June 30, 2023 and 2022 was $1,070,900 and $710,925, respectively, which is included in depreciation and amortization expense.

The future amortization is as follows:

Years Ending December 31:
2023 (remainder of year)	$1,139,074
2024	2,277,688
2025	1,918,440
2026	1,354,076
2027	1,282,372
Thereafter	6,939,634
Total	$14,911,284

Note 7 — Leases

Leases Involving Real Estate

Leases of distribution and manufacturing facilities, customer support centers and the Company’s corporate headquarters have lease terms that generally range from 5 to 7 years.

Rental payments on these leases typically provide for fixed minimum payments that increase over the lease term at predetermined amounts. Certain leases of real estate provide for rental increases based on the consumer price index (“CPI”), which are included in the Company’s measurement of lease payments based on the rate or index in effect at lease commencement, and are therefore included in the measurement of the lease liabilities.

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

Financial Information

The following provides information about the Company’s right of use assets and lease liabilities for its operating and finance leases as of June 30, 2023 and December 31, 2022:

	Balance Sheet classification	June 30, 2023	December 31, 2022
Right of use assets Operating leases	Operating leases right-of-use asset	$2,506,630	$2,672,866

Lease liabilities
Current
Operating leases	Operating lease liabilities, current portion	331,811	303,819
Noncurrent
Operating leases	Operating lease liabilities, non-current portion	2,249,188	2,423,446
Total lease liabilities		$2,580,999	$2,727,265

The components of the Company’s lease costs for the six months ended June 30, 2023 and 2022 are as follows:

	Income Statement Classification	June 30, 2023	June 30, 2022
Rent expense	General and administration	$298,234	$326,658

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023 AND 2022

(UNAUDITED)

Supplemental cash flow information related to Company’s leases for the six months ended June 30, 2023:

Operating leases
Cash paid for amounts included in the measurement of lease liabilities	$146,266

Weighted average remaining lease term and weighted average discount rate for the Company’s leases as of June 30, 2023:

Operating leases
Weighted average remaining term (in years)	5.42
Weighted average discount rate	12.00%

Annual maturity analysis of the Company’s lease liabilities as of June 30, 2023:

Operating leases
2023	$308,541
2024	633,037
2025	651,828
2026	671,213
2027	658,622
Thereafter	636,778
Total payments	3,560,019
Less: interest	(979,020)
Present value of lease liability	2,580,999
Less: Current portion of lease liabilities	(331,811)
Noncurrent portion of lease liabilities	$2,249,188

Note 8 — Debt

Original Issue Discount Subordinated Debentures

In June 2022, the Company commenced offerings of original issue discount subordinated debentures. As of June 30, 2023, the Company has completed multiple closings and issued debentures in the aggregate principal amount of $5,146,452, of which $1,234,413 was issued with issuances costs of $184,413 for the six months ended June 30, 2023. The debentures contain an original issue discount of 15%, or an aggregate original issue discount of $771,183. As a result, the total purchase price was $4,375,269. The debentures bear interest at a rate of 17.5% per annum and are due from January through November 2024. The outstanding principal amount and all accrued interest is due and payable on the earlier of (i) the completion of the Company’s next equity financing in which it receives gross proceeds in excess of $20 million, (ii) twenty-four months after the date of issuance or (iii) within 30 days after election of repayment from the holder so long as the election is after the 6-month anniversary of the debenture. The Company may voluntarily prepay the debentures in whole or in part without premium or penalty. The debentures contain customary events of default for a loan of this type. The debentures are unsecured and are subordinated in right of payment to the prior payment in full of all senior indebtedness and are pari passu in right of payment to any other unsecured indebtedness incurred by the Company in favor of any third party. As of June 30, 2023, the outstanding principal balance of the debentures was $4,402,947, the unamortized debt issuance cost was $396,811 and accrued interest was $675,197. On May 30, 2023, two of the debenture agreements totaling $250,000 were converted into 1,121 shares of the Company’s Series B preferred stock. During the six months ended June 30, 2023, an aggregate of $1,045,000 was raised via these debentures.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023 AND 2022

(UNAUDITED)

Original Issue Discount Secured Subordinated Note

On July 29, 2022, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which it sold an original issue discount secured subordinated note in the principal amount of $2,272,727 to such investor. The note contains an original issue discount of 12%, or $272,727. As a result, the total purchase price was $2,000,000, the proceeds of which were used to fund the acquisition of Ceautamed. The note shall bear interest at the rate of 16% per annum and matures on July 29, 2027. The outstanding principal and all accrued interest shall be amortized on a 60-month straight-line basis. The Company may prepay the principal and all accrued and unpaid interest on the note without penalty, in whole or in part; provided however, in no event before January 15, 2023, unless with the explicit prior written approval of the holder. The note contains customary events of default for a loan of this type. The note is guaranteed by BSNM, DSO, Nexus, GSP and Ceautamed and is secured by a security interest in all of the assets of the Company and such guarantors; provided that such security interest is subordinate to the rights of the lenders under any senior indebtedness (as defined in the note). As of June 30, 2023 the outstanding principal balance of the note was $2,242,853 the unamortized debt issuance cost was $223,141 and accrued interest was $179,428.

Acquisition Notes

On July 1, 2021, the Company issued a 6% secured subordinated promissory note in the principal amount of $3,000,000 to a related party, Sasson E. Moulavi (“Dr. Moulavi”), in connection with the acquisition of DSO. This note accrues interest at 6% per annum and the outstanding principal and interest will be amortized on a straight-line basis and are payable quarterly in accordance with the amortization schedule, with all amounts due and payable on July 1, 2024. On November 29, 2022, the Company entered into a letter agreement with Sasson E. Moulavi to amend the terms of the note. Pursuant to the letter agreement, the parties agreed to amend and restate the note to amend the amortization schedule, with the first payment deferred until February 15, 2023 and all amounts due and payable on August 15, 2024. In exchange for the agreement of Dr. Moulavi to enter into the letter agreement, the Company agreed to (i) issue to Dr. Moulavi 100,000 shares of common stock under the Company’s 2022 Equity Incentive Plan and (ii) pay to Dr. Moulavi a fee of $50,000 in cash, which shall be paid upon completion of the Company’s anticipated debt financing and is included in debt balance. The Company may prepay all or any portion of this note any time prior to maturity without premium or penalty. This note contains customary covenants and events of default for a loan of this type, including if a default occurs under any senior secured indebtedness to banks and other financial institutions or private equity funds, and is secured by a security interest in all of the assets of DSO; provided that such security interest is subordinate to the rights of the lenders under any such senior secured indebtedness. During the six months ended June 30, 2023, the Company made principal cash payments of $150,000. On May 25, 2023 the note was modified whereby $1,500,000 in principal amount of the note was converted to 6,727 shares of the Company’s Series B Preferred stock. The remaining $1,400,000 of principal plus accrued interest of $334,950 was converted into a new note with the same interest rate and maturity date. As of June 30, 2023, the outstanding principal balance of this note was $1,548,950 and accrued interest was $9,036.

On November 8, 2021, the Company issued a 5% secured subordinated promissory note in the principal amount of $1,900,000 to related parties, Justin Francisco and Steven Rubert, in connection with the acquisition of Nexus. This note accrued interest at 5% per annum and the outstanding principal and interest was amortized on a straight-line basis and are payable quarterly in accordance with the amortization schedule attached to the note, with all amounts due and payable on November 8, 2024. On May 25, 2023, the note was converted to 8,579 shares of the Company’s Series B preferred stock which resulted in the note being fully paid at June 30, 2023.

On July 29, 2022, the Company issued secured subordinated convertible promissory notes in the aggregate principal amount of $2,150,000 in connection with the acquisition of Ceautamed, which are partially with a related party. The notes bore interest at the rate of 5% per annum with all principal and accrued interest being due and payable in one lump sum on July 29, 2025; provided that upon an event of default (as defined in the notes), such interest rate shall increase to 10%. On May 25, 2023, the note was converted to 10,458 shares of the Company’s Series B Preferred stock which resulted in the note being fully paid at June 30, 2023.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023 AND 2022

(UNAUDITED)

On July 29, 2022, the Company issued secured subordinated promissory notes in the aggregate principal amount of $2,150,000 in connection with the acquisition of Ceautamed, which are partially with a related party. The notes shall bear interest at the rate of 5% per annum and mature on July 29, 2025; provided that upon an event of default (as defined in the notes), such interest rate shall increase to 10%. The outstanding principal and all accrued interest shall be amortized on a five-year straight-line basis and payable quarterly in accordance with the amortization schedule to the notes. The Company may redeem all or any portion of the notes at any time without premium or penalty. The notes contain customary covenants and events of default for loans of this type, including upon any default under the senior indebtedness (as defined in the notes). The notes are guaranteed by Ceautamed and are secured by a security interest in all of the assets of such guarantors; provided that such security interest is subordinate to the rights of the lenders under any such senior indebtedness. As of June 30, 2023, the outstanding principal balance of these notes was $2,204,993, unamortized debt issuance cost was $0 and accrued interest was $102,900.

On July 29, 2022, the Company issued secured subordinated promissory notes in the aggregate principal amount of $1,300,000 in connection with the acquisition of Ceautamed, which are partially with a related party. The notes bear interest at the rate of 5% per annum with all principal and accrued interest being due and payable in one lump sum ninety (90) days from the date of the note; provided that upon an event of default (as defined in the notes), such interest rate shall increase to 10%. On November 28, 2022, the Company entered into letter agreements with the holders of most of the notes to amend the terms of these notes. Pursuant to letter agreements, the parties agreed to extend the maturity date to June 1, 2023 and agreed to a seven month payment schedule, with the first payment due December 1, 2022. The parties also agreed to increase the default interest rate from 10% to 15%. The Company also agreed that if an event of default (as defined in the notes) has occurred and is continuing, then the Company shall not create any senior indebtedness (as defined in the notes) without the consent of the holders of a majority of the principal amount of the notes. In exchange for the agreement of the holders to enter into the letter agreements, the Company agreed to pay certain amendment fees as more particularly described in the letter agreements. On April 1, 2023, the Company entered into letter agreements with the holders of most of the notes, pursuant to which the Company agreed to pay the remaining balance of the notes in two payments on May 1, 2023 and June 1, 2023. One of the note holders agreed to settle the amount due to the holder for a lesser amount, resulting in a gain on extinguishment of debt of $60,764. In addition, the Company agreed to prepay a portion of the outstanding principal and accrued interest on the notes upon the occurrence of any of the following events: (i) in the event the Company receives any tax refunds claimed with respect to an “employee retention credit” pursuant to Section 2301 of the CARES Act (or any corresponding or similar provisions of state or local law) or receives any cash from factoring or assigning the right to receive such tax refunds, the Company must prepay $150,000 of the outstanding principal and accrued interest on the notes; (ii) in the event the Company or any its subsidiaries raise capital through the issuance of any convertible debentures, the Company must prepay the outstanding principal and accrued interest on the notes in an amount equal to one-third (1/3) of the net proceeds from such financing; and (iii) in the event the Company or any of its subsidiaries consummates an equity or equity-linked capital raise with the assistance of an investment bank, the Company must prepay the outstanding principal and accrued interest on the notes in an amount equal to one-third (1/3) of the proceeds raised by the Company or any of its subsidiaries, up to an aggregate amount of $350,000, plus any then overdue principal payments. The Company is in the process of negotiating a similar extension of one remaining note in the principal amount of $100,000. The Company may redeem all or any portion of the notes at any time without premium or penalty. The notes contain customary covenants and events of default for loans of this type, including upon any default under the senior indebtedness (as defined in the notes). The notes are guaranteed by Ceautamed and are secured by a security interest in all of the assets of such guarantors; provided that such security interest is subordinate to the rights of the lenders under any such senior indebtedness. As of June 30, 2023, the outstanding principal balance of these notes was $90,000, unamortized debt issuance cost was $0 and accrued interest was $4,200.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023 AND 2022

(UNAUDITED)

Other Promissory Notes and Cash Advances

Promissory Notes

On July 1, 2021, the Company entered into a loan agreement with Diamond Creek Capital, LLC for a term loan in the principal amount of up to $3,000,000. The loan bears interest at a rate of 15.0% per annum, provided that upon an event of default, such rate shall increase by 5%. The loan was due and payable on the earlier of July 1, 2022 or upon completion of the Company’s initial public offering (the “IPO”). The Company repaid $1,325,000 of the principal balance and $27,604 of the interest from the proceeds of the IPO. In connection with such repayment, the lender agreed that the remaining loan is due and payable on July 1, 2023. On April 20, 2023, the Company entered into a third amendment to the loan agreement, which provides that the Company shall make a payment towards the reduction of principal in the amount of $250,000 within two business days of the earlier to occur of the following events: (i) the Company receives any tax refunds claimed with respect to an “employee retention credit” pursuant to Section 2301 of the CARES Act (or any corresponding or similar provisions of state or local law) or receives any cash from factoring or assigning the right to receive such tax refunds, or (ii) the completion of a public offering of securities pursuant to a Registration Statement on Form S-3. In addition, within two business days following the completion of a public offering of securities pursuant to a Registration Statement on Form S-1, the Company agreed to pay in full all outstanding amounts owing under the loan agreement. The amendment also provides that following the payment of $250,000 described above, monthly payments of principal and interest pursuant to shall be an aggregate of $30,000 per month, until the amounts owing under the loan agreement are paid in full. The loan is secured by all of the Company’s assets and contains customary events of default. As of June 30, 2023, the outstanding principal balance of this note was $750,000 and accrued interest was $52,864. As of June 30, 2023, the Company was in compliance with the covenants related to this note.

In 2018, the Company entered into an amended loan agreement and convertible promissory note for $200,000 with a third party. On June 30, 2023, the outstanding amount was $100,000 and accrued interest was $155,451. The amended loan agreement and convertible promissory note was in default at June 30, 2023.

In October 12, 2022, the Company issued promissory notes in the principal amount of $258,000 to third parties. These promissory notes bear interest of 15% to 20% and are payable on December 2022 and January 2023. During the six months ended June 30, 2023, the Company made various principal and interest payments on the notes. On May 26, 2023 only the remaining principal balance was converted into 489 shares of the Company’s Series B preferred stock, the accrued interest was not converted. As of June 30, 2023, the outstanding principal balance was $0 and accrued interest was $14,329.

On November 2, 2022, the Company issued a promissory note to a board member in the principal amount of $50,000. This note bears interest at a rate of 12% and is due on demand. During the six months ended June 30, 2023 the principal balance was paid in full, however the accrued interest was not paid. At June 30, 2023, the outstanding amount was $0 and accrued interest was $2,387.

On December 6, 2022, the Company issued a promissory note to a board member in the principal amount of $30,000. This note bore interest at a rate of 12% and was due on demand. The remaining principal balance as of May 26, 2023 was converted into 142 shares of the Company’s Series B preferred stock which resulted in the note being fully paid at June 30, 2023.

On December 21, 2022, the Company issued a promissory note to a board member in the principal amount of $100,000. This note bore interest at a rate of 12% and was due on demand. The remaining principal balance as of May 26, 2023 was converted into 472 shares of the Company’s Series B preferred stock which resulted in the note being fully paid at June 30, 2023.

On February 8, 2023, the Company issued a promissory note to a board member in the principal amount of $50,000. This note bore interest at a rate of 12% and was due on demand. The remaining principal balance as of May 26, 2023 was converted into 232 shares of the Company’s Series B preferred stock which resulted in the note being fully paid at June 30, 2023.

On February 14, 2023, the Company issued a promissory note to a third party in the principal amount of $50,000. This note bore interest at a rate of 12% and was due on demand. During the six months ended June 30, 2023, the Company made various principal and interest payments on the notes. The remaining principal balance as of May 26, 2023 was converted into 93 shares of the Company’s Series B preferred stock. At June 30, 2023, the outstanding amount was $0 and accrued interest was $992.

On February 16, 2023, the Company issued a promissory note to a third party in the principal amount of $50,000. This note bore interest at a rate of 12% and was due on August 26, 2023. The remaining principal balance as of May 26, 2023 was converted into 224 shares of the Company’s Series B preferred stock which resulted in the note being fully paid at June 30, 2023.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023 AND 2022

(UNAUDITED)

On March 7, 2023, the Company issued a promissory note to a board member in the principal amount of $137,000. This note bears interest at a rate of 12% and is due on demand. During the six months ended June 30, 2023, the Company made various principal and interest payments on the notes. On May 26, 2023, $50,000 of principal and $1,137 of interest was converted 230 shares of into the Company’s Series B preferred stock. At June 30, 2023, the outstanding amount was $51,294 and accrued interest was $2,859.

On April 13, 2023, the Company issued a promissory note to a third party in the principal amount of $59,000. This note bore interest at a rate of 12% and was due on demand. The remaining principal balance as of May 26, 2023 was converted into 273 shares of the Company’s Series B preferred stock which resulted in the note being fully paid at June 30, 2023.

On April 21, 2023, the Company issued a promissory note to a board member in the principal amount of $53,000. This note bears interest at a rate of 12% and is due on demand. At June 30, 2023, the outstanding amount was $30,000 and accrued interest was $800.

On June 22, 2023, the Company issued a promissory note to a board member in the principal amount of $118,000. This note bears interest at a rate of 17.5% and is due on demand. At June 30, 2023, the outstanding amount was $118,000 and accrued interest was $453.

A note from 2018 with a principal balance of $55,000 plus accrued interest of $24,776 was converted into 358 of the Company’s Series B preferred stock which resulted in the note being fully paid at June 30, 2023.

Cash Advances

In June 2022, the Company entered into a cash advance agreement for $341,150 with a required repayment amount of $490,000, which required weekly payments of approximately $19,738. The cash advance agreement was fully paid at June 30, 2023.

In July 2022, the Company entered into a cash advance agreement for $650,000 with a required repayment amount of $897,750, which requires weekly payments of approximately $40,806. In May 2023, the Company agreed to a settlement for a lesser amount resulting in a gain on extinguishment of $50,814. At June 30, 2023, the outstanding amount was $207,500.

In August 2022, the Company entered into a cash advance agreement for $100,000 with a required repayment amount of $146,260, which requires weekly payments of approximately $6,200. At June 30, 2023, the outstanding amount was $4,360.

In September 2022, the Company entered into a cash advance agreement for $243,750 with a required repayment amount of $372,500, which requires weekly payments of approximately $15,000. In May 2023, the Company agreed to a settlement for a lesser amount resulting in a gain on extinguishment of $37,500. At June 30, 2023, the outstanding amount was $80,000.

In November 2022, the Company entered into cash advance agreements for an aggregate of $592,236 with an aggregated required repayment amount of $994,460, which requires weekly payments of approximately $52,422. In June 2023, the Company agreed to a settlement with one of the agreements for a lesser amount resulting in a gain on extinguishment of $63,968. At June 30, 2023, the outstanding amount was $139,540.

In December 2022, the Company entered into cash advance agreements for $293,000 with a required repayment amount of $439,207, which requires weekly payments of approximately $39,905. At June 30, 2023, the outstanding amount was $8,271.

In January 2023, the Company entered into cash advance agreements for $387,000 with a required repayment amount of $593,604, which required weekly payments of approximately $39,980. The cash advance agreements were fully satisfied with payments and a settlement resulting in a gain on extinguishment of $33,579 at June 30, 2023.

In June 2023, the Company refinanced the January 2023 agreements with balances of $284,029 and entered into cash advance agreements and received an additional $107,071 with a required repayment amount of $652,065, which requires weekly payments of approximately $48,625. At June 30, 2023, the outstanding amount was $597,065 and unamortized debt issuance cost of $234,484.

Equipment Financing Loan

In May 2022, the Company entered into an equipment financing loan for $146,765 used for the purchase of equipment within BSNM’s operations. The loan bears interest at 10.18% and matures on April 1, 2027. At June 30, 2023, the outstanding amount was $120,938.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023 AND 2022

(UNAUDITED)

In August 2022, the Company entered into an equipment financing loan for $35,050 used for the purchase of equipment within BSNM’s operations. The loan bears interest at 10.18% and matures on August 1, 2027. At June 30, 2023, the outstanding amount was $30,858.

In July 2022, the Company entered into an equipment financing loan for $8,463 used for the purchase of equipment within Ceautamed’s operations. At June 30, 2023, the outstanding amount was $5,642.

Revolving Lines of Credit

In 2021, DSO entered into two revolving lines of credit with a bank, which permit borrowings up to $958,000 and bear interest at 9.49% with no expiration date. As of June 30, 2023, the outstanding principal balance of these lines of credit was $167,110.

In August 2022, Ceautamed entered into a revolving line of credit with a bank, which permits borrowings up to $50,000 and bears interest at 45.09% with no expiration date. In January 2023, the Company borrowed an additional $15,000. As of June 30, 2023, the outstanding principal balance of these lines of credit was $35,003.

In September 2022, DSO entered into a revolving line of credit with a bank, which permits borrowings up to $70,000 and bears interest at 9.49% with no expiration date. As of June 30, 2023, the outstanding principal balance of this line of credit was $22,907.

EIDL Loan

In June 2020, pursuant to the economic injury disaster loan (“EIDL”) program under the under the provisions of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), the Company entered into a promissory note with the U.S. Small Business Administration (the “SBA”) with a principal amount of $300,000. This loan matures in 30 years and bears interest at a rate of 3.75%. The loan is secured by all of the Company’s assets. As of June 30, 2023, the outstanding principal balance of this loan was $300,000 and accrued interest was $33,906.

PPP Loans

In February 2021, the Company received an additional $261,164 in PPP loans under the CARES Act. This loan bears interest at a rate of 1% per annum and matures in April 2025. As of June 30, 2023, the outstanding balance of this loan was $197,457 and accrued interest was $9,422.

Total Debt

Debt is comprised of the following components as of June 30, 2023:

Original issue discount subordinated debentures	$4,402,947
Original issue discount secured subordinated note	2,242,853
Acquisition notes	3,843,943
Promissory notes and cash advances	2,086,030
Revolving lines of credit	225,020
Equipment financing loan	157,438
EIDL loan	300,000
PPP loans	197,457
13,455,688
Debt issuance costs	(872,036)
Debt, net	12,583,652
Debt, current	5,832,144
Debt issuance costs, current	(674,681)
Current portion of debt, net	5,157,462
Debt, non-current	7,623,544
Debt issuance costs, non-current	(197,355)
Non-current portion of debt, net	$7,426,190

The Company was not in compliance will all debt covenants as of June 30, 2023, but waivers of non-compliance were obtained for all such debt, except as disclosed.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023 AND 2022

(UNAUDITED)

The future contractual maturities of the debt are as follows:

For the Year Ended December 31:
2023 (remainder of year)	$3,520,377
2024	6,314,304
2025	2,352,877
2026	518,696
2027	537,154
Thereafter	212,280
Total	$12,467,739

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

Cash

The Company places its cash with high credit quality financial institutions. At June 30, 2023 and December 31, 2022, the Company had no cash balances in excess of the Federal Deposit Insurance Corporation coverage of $250,000 per institution. The Company has not experienced any losses in such accounts.

Major Customers

For the six months ended June 30, 2023 and 2022, the Company had two significant customers representing an aggregate of 47% and 41% of revenues and one that makes up 33% and 71% of the accounts receivable balance, respectively.

For the three months ended June 30, 2023 and 2022, the Company had three and two significant customers representing an aggregate of 66% and 41% of revenues and one that makes up 33% and 71% of the accounts receivable balance, respectively. The Company’s officers are closely monitoring the relationships with all customers.

Major Vendors

For the six months ended June 30, 2023 and 2022, the Company had one major supplier representing 17% and 12% of purchases, respectively.

For the three months ended June 30, 2023 and 2022, the Company had one major supplier representing 15% and 13% of purchases, respectively. The Company’s officers are closely monitoring the relationships with all significant suppliers.

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

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. Interest and penalties related to income tax matters, if any, would be recognized as a component of income tax expense. At June 30, 2023 and December 2022, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. Currently, the tax years subsequent to 2018 are open and subject to examination by the taxing authorities.

At June 30, 2023, the Company had net operating loss carry forwards for federal income tax purposes of approximately $16.1 million, which will be available to offset future taxable income. The tax carryforwards have an indefinite life,

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023 AND 2022

(UNAUDITED)

Note 11 — Stockholders’ Equity

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

Dividend Rights. Prior to February 14, 2022 (the IPO Date), holders of series A convertible preferred stock were entitled to receive cumulative dividends at a rate of 7.5% of the stated value per share ($1,000, subject to adjustment) per annum, which increased to 15% per annum after November 23, 2021 and 24% per annum after December 31, 2021. Holders of series A convertible preferred stock are no longer entitled to dividends. The dividend accrual was $600,750 as of June 30, 2023.

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

During the six months ended June 30, 2023, the remaining 1,000 shares of the Series A preferred stock was converted into 10,000 shares of the Company’s common stock.

On May 25, 2023, the Company filed a certificate of designation with the Nevada Secretary of State to establish its Series B preferred stock. The Company designated a total of 5,000,000 shares of its preferred stock as Series B preferred stock. The Series B preferred stock has the following voting powers, designations, preferences and relative rights, qualifications, limitations or restrictions:

Dividend Rights. Holders of Series B preferred stock are entitled to receive dividends in the same form as dividends paid on shares of the common stock only when and if such dividends are paid on shares of the common stock. No other dividends shall be paid on shares of Series B preferred stock.

Liquidation Rights. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of Series B preferred stock shall be entitled to receive out of the assets of the Company the same amount that a holder of common stock would receive if the Series B preferred stock were fully converted (disregarding for such purposes any conversion limitations) to common stock which amounts shall be paid prior to all holders of common stock.

Voting Rights. The Series B preferred stock shall vote together with the common stock on an as-converted basis.

Conversion Rights. Each share of Series B preferred stock is convertible, at any time and from time to time from at the option of the holder thereof, into that number of shares of common stock determined by dividing the stated value of such share of Series B preferred stock ($223) by the conversion price. The conversion price is $6.69 (subject to adjustments). Notwithstanding the foregoing, the Company shall not effect any conversion, and a holder shall not have the right to convert, any portion of the Series B preferred stock to the extent that, after giving effect to the conversion, such holder (together with such holder’s affiliates) would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares issuable upon the conversion. This limitation may be waived (up to a maximum of 9.99%) by the holder and in its sole discretion, upon not less than sixty-one (61) days’ prior notice to the Company.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023 AND 2022

(UNAUDITED)

Common Stock

On February 16, 2022, the Company entered into an underwriting agreement with Dawson James Securities, Inc., as representative of the several underwriters named on Schedule I thereto, relating to its IPO of units, each unit consisting of one share of common stock, a Series A warrant to purchase one share of common stock and a Series B warrant to purchase one share of common stock. Pursuant to the underwriting agreement, the Company agreed to sell 9,600 units to the underwriters, at a purchase price per unit of $1,365.00 (the offering price to the public of $1,500.00 per unit minus the underwriters’ discount), and also agreed to grant to the underwriters a 45-day option to purchase up to 1,440 additional shares of common stock, up to 1,440 additional Series A warrants, and/or up to 1,440 additional Series B warrants, in any combination thereof, at a purchase price to the public of $1,497.00 per share and $1.50 per warrant, less underwriting discounts and commissions, solely to cover over-allotments, if any.

On February 18, 2022, the closing of the IPO was completed. At the closing, the underwriters partially exercised the option and purchased 1,376 Series A warrants and 1,376 Series B warrants. Therefore, the Company sold 9,600 shares of common stock, 10,976 Series A warrants and 10,976 Series B warrants for total gross proceeds of $14,404,128. After deducting the underwriting commission and expenses, the Company received net proceeds of $12,738,288.

On February 18, 2022, the Company issued 2,577 shares of common stock upon the conversion of the 5% secured subordinated convertible promissory note in the principal amount of $1,900,000 along with interest of $32,500 issued to Justin Francisco and Steven Rubert in connection with the acquisition of Nexus.

On February 18, 2022, the Company issued 4,155 shares of common stock upon the conversion of the 6% secured subordinated convertible promissory note in the principal amount of $3,000,000 along with interest of $116,000 issued to Sasson E. Moulavi in connection with the acquisition of DSO.

On February 18, 2022, the Company issued 1,533 shares of common stock upon the conversion of the convertible promissory note in the principal amount of $500,000 along with interest of $74,583 issued to East West Capital LLC.

On February 18, 2022, the Company issued 284 additional shares of common stock to the stockholders of GSP and 99 additional shares of common stock to certain vendors of GSP in accordance with the terms of the contribution and exchange agreement described above. Based on the IPO share allocation of the unit, it was determined that the Company would issue the additional 284 shares.

On February 18, 2022, the Company issued an aggregate of 14,457 shares of common stock to various lenders pursuant to future equity agreements which required the Company to issue shares of common stock upon closing of the IPO, which resulted in an interest expense of $10,844,960.

In February through March 2022, the Company issued 7,884 shares of common stock upon the conversion of the convertible promissory note in the principal amount of $2,250,000 along with interest of $292,500 issued to several debt holders.

On March 10, 2022, the Company granted restricted stock awards for an aggregate of 5,847 shares of common stock to certain directors, officers, and consultants. A total of 4,514 of these shares vested in full on the date of grant. The remaining 1,334 shares, which were granted to independent directors, vest monthly over a one-year period which were recorded as a prepaid of $46,900 at December 31, 2022. A total of 3,467 of these shares were granted under the 2020 Stock Incentive Plan described below. The remaining 2,200 were granted under the 2022 Equity Incentive Plan described below. The shares, valued at $822,626, were based on the closing trading price per share of $140.70 on the date of the grant.

On April 17, 2023, the Company issued 1,667 shares of common stock as compensation for amending the license agreement associated with Sports Illustrated Nutrition.

On May 4, 2023, a shareholder converted 1,000 shares of Series A preferred stock into 10,000 shares of common stock.

On May 2, 2023, the Company entered into a securities purchase agreement with an institutional investor, pursuant to which the Company agreed to issue and sell, in a registered direct offering, 31,534 shares of common stock and a pre-funded warrant to purchase up to 62,001 shares of common stock at an exercise price of $0.0003, at an offering price per share and pre-funded warrant of $9.615 and $9.6147, respectively. In addition, under the securities purchase agreement, the Company agreed to issue to the investor a warrant to purchase up to 93,534 shares of common stock at an exercise price of $9.24 per share in a concurrent private placement. At closing, the investor exercised the pre-funded warrant in full. Accordingly, the Company issued to the investor 93,534 shares of common stock and a warrant to purchase up to 93,534 shares of common stock at an exercise price of $9.24 per share for total gross proceeds of $899,326 and net proceeds of $751,933.

H.C. Wainwright & Co., LLC (the “Placement Agent”) acted as the exclusive placement agent in connection with this offering and received a cash fee equal to 7.5% of the gross proceeds of the offering and a management fee equal to 1% of the gross proceeds of the offering. The Company also agreed to reimburse the Placement Agent $30,000 for fees and expenses of its legal counsel and other out-of-pocket expenses and $15,950 for certain closing costs. In addition to the cash fees, the Company issued to the Placement Agent warrants to purchase up to 7,015 shares of common stock at an exercise price of $12.0188 per share (or 125% of the offering price).

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023 AND 2022

(UNAUDITED)

On May 17, 2023, the Company entered into a securities purchase agreement with an institutional investor, pursuant to which the Company agreed to issue and sell, in a registered direct offering 68,667 shares of common stock and a pre-funded warrant to purchase up to 126,298 shares of common stock at an exercise price of $0.0003, at an offering price per share and pre-funded warrant of $8.13 and $8.1297, respectively. In addition, under the securities purchase agreement, the Company agreed to issue to the investor a warrant to purchase up to 194,964 shares of common stock at an exercise price of $7.77 per share in a concurrent private placement. At closing, the investor exercised the pre-funded warrant in full. Accordingly, the Company issued to the investor 194,964 shares of common stock and a warrant to purchase up to 194,964 shares of common stock at an exercise price of $7.77 per share for total gross proceeds of $1,585,057 and net proceeds of $1,074,377.

The Placement Agent acted as the exclusive placement agent in connection with this offering and received a cash fee equal to 7.5% of the gross proceeds of the offering and a management fee equal to 1% of the gross proceeds of the offering. The Company also agreed to reimburse the Placement Agent $60,000 for fees and expenses of its legal counsel and other out-of-pocket expenses and $15,950 for certain closing costs. In addition to the cash fees, the Company issued to the Placement Agent warrants to purchase up to 14,623 shares of common stock at an exercise price of $10.1625 per share (or 125% of the offering price).

On May 24, 2023, the Company issued 1,667 shares of common stock to a note holder as compensation for amending the note.

During the six months ended June 30, 2023, the Company issued 878,369 shares of common stock upon exercise of warrants.

Stock Options and Warrants

In September 2020, the Company adopted its 2020 Incentive Plan (the “2020 Plan”) under which the Company is authorized to issue awards for up to 13,334 shares of common stock to directors, officers, employees, and consultants who provide services to the Company. Awards that may be granted include incentive stock options, non-qualified stock options and awards of restricted stock.

At June 30, 2023 and December 2022, there were 46 shares of common stock available for issuance under the 2020 Plan. The Company did not issue any other stock options under the 2020 Plan during the six months ended June 30, 2023.

In January 2022, the Company adopted its 2022 Equity Inventive Plan (the “2022 Plan”) under which the Company is authorized to issue awards for up to 466,667 shares of common stock to directors, officers, employees, and consultants who provide services to the Company. Awards that may be granted include incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards and performance compensation awards. At June 30, 2023, there were 454,528 shares of common stock available for issuance under the 2022 Plan.

On August 12, 2022, the Company issued stock options to employees under the 2022 Plan for an aggregate of 7,554 shares of common stock. The stock options have an exercise price of $94.50 per share, will vest quarterly over a three-year period and expire ten (10) years after the date of issuance; provided that an option granted to Alfonso J. Cervantes, Jr., the Company’s Executive Chairman, for the purchase of 2,000 shares of common stock has an exercise price of $103.95 per share and expires five (5) years after the date of issuance. The Company did not issue any other stock options under the 2022 Plan during the six months ended June 30, 2023.

The Company recognized $80,208 and $0 of compensation expense related to the vesting of options based on the service period during the six months ended June 30, 2023 and 2022, respectively. The compensation expense recognized for the three months ended June 30, 2023 and 2022 was $27,735 and $0, respectively.

The Series A warrants sold in the IPO are exercisable until the fifth anniversary of the issuance date at an exercise price equal to $1,050.00 per share and may be exercised on a cashless basis if the issuance of common stock upon exercise of the warrants is not covered by an effective registration statement. The exercise price and number of shares of common stock issuable upon exercise of the Series A warrants may be adjusted in certain circumstances, including in the event of a stock dividend, extraordinary dividend on or recapitalization, reorganization, merger, or consolidation.

The Series B warrants sold in the IPO are exercisable until the fifth anniversary of the issuance date at an exercise price equal to $1,500.00 per share and may be exercised on a cashless basis, whereby the holder will receive one share of common stock for each Series B warrant exercised. As of June 30, 2023, 9,595 of the Series B warrants were exercised on a cashless basis and the Company issued 9,595 shares of common stock upon such exercise.

In the six months ended June 30, 2023 and 2022, warrant holders exercised an aggregate of 898,846 and 9,585 shares, respectively. In the three months ended June 30, 2023 and 2022 warrant holders exercised an aggregate of 870,091 and 9,585, respectively.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023 AND 2022

(UNAUDITED)

The following is a summary of options and warrants granted, exercised, forfeited and outstanding during the six months ended June 30, 2023:

	2023-Stock Options		2023-Warrants
	Number of Options	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2023	17,187	$50.31	1,506,027	$61.41
Granted	—	—	2,623,885	5.31
Exercised	—	—	898,846	0.51
Forfeited	1,300	—	3	0.03
Outstanding at June 30	15,887	$50.31	3,231,063	$20.47
Exercisable at June 30	8,825		3,231,063

	2022-Stock Options		2022-Warrants
	Number of Options	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2022	9,667	$1.50	98,680	$17.37
Granted	—	—	23,219	21.00
Exercised	1,304	—	9,585	—
Forfeited	30	—	1,840	—
Outstanding at June 30,	8,334	$1.50	109,807	$19.92
Exercisable at June 30,	8,334		109,807

Valuation Assumptions for Stock Options and Warrants

The fair value of each option and warrant issued in 2023 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.86%
Expected volatility	53%
Expected life (years)	5
Dividend yield	0%

The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns. The risk-free rate is based on the U.S. Treasury yield constant maturity in effect at the time of grant for periods corresponding with the expected life of the option.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023 AND 2022

(UNAUDITED)

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

The Company is party to a management services agreement with Trilogy Capital Group, LLC (“Trilogy”), a company controlled by the Company’s Executive Chairman. For the six months ended June 30, 2023 and 2022, the Company paid Trilogy $27,547 and $0, respectively, for the three months ended June 30, 2023 and 2022, the Company paid Trilogy $0 and $0, respectively, for services rendered under a consulting agreement which are reflected in the statements of operations as consulting fees – related parties.

Note 14 — Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has reviewed its operations subsequent to June 30, 2023 to the date these condensed consolidated financial statements were issued, and has determined that, except as set forth below, it does not have any material subsequent events to disclose in these financial statements.

Reverse Stock Split

On August 2, 2023, the Company effected a 1-for-3 reverse stock split of its authorized and issued and outstanding common stock. As a result of this reverse split, the Company’s authorized common stock decreased from 500,000,000 shares to 166,666,667 shares and the issued and outstanding common stock decreased from 4,737,589 shares to 1,594,082 shares. The impact of this transaction is reflected within all common stock, options, and warrant information retrospectively in the condensed, consolidated financial statements.

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

Recent Developments

On August 2, 2023, we effected a 1-for-3 reverse stock split of our authorized and issued and outstanding common stock. As a result of this reverse split, our authorized common stock decreased from 500,000,000 shares to 166,666,667 shares and the issued and outstanding common stock decreased from 4,737,589 shares to 1,594,082 shares. The impact of this transaction is reflected within all common stock, options, and warrant information retrospectively in this report.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our ability to acquire new customers or retain existing customers;

●	our ability to access capital needed for operations including purchasing raw materials;

●	our ability to offer competitive product pricing;

●	our ability to broaden product offerings;

●	industry demand and competition; and

●	market conditions and our market position.

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

Results of Operations

Comparison of Three Months Ended June 30, 2023 and 2022

The following table sets forth key components of our results of operations during the three months ended June 30, 2023 and 2022, both in dollars and as a percentage of our revenues.

	June 30, 2023		June 30, 2022
	Amount	% of Revenues	Amount	% of Revenues
Revenues
Products	$2,273,087	99.54%	$3,459,926	80.74%
Advertising	10,616	0.46%	825,565	19.26%
Total revenues	2,283,703	100.00%	4,285,491	100.00%
Cost of revenues
Products	1,532,561	67.11%	1,890,278	44.11%
Advertising	9,121	0.40%	614,042	14.33%
Total cost of revenues	1,541,682	67.51%	2,504,320	58.44%
Gross profit	742,021	32.49%	1,781,171	41.56%
Operating expenses
General and administrative	1,504,499	65.88%	1,660,773	38.75%
Compensation – administrative	1,410,735	61.77%	1,633,022	38.11%
Professional services	912,302	39.95%	665,700	15.53%
Impairment on intangible assets	466,737	20.44%	—	—%
Depreciation and amortization expense	507,593	22.23%	430,092	10.04%
Total operating expenses	4,801,866	210.27%	4,389,587	102.43%
Operating loss	(4,059,845)	(177.77)%	(2,608,416)	(60.87)%
Other income (expense)
Other income (expense)	290,526	12.72%	111,599	2.60%
Gain on debt extinguishment	257,037	11.26%	134,956	3.15%
Change in fair value of derivative liability	—	—	(38,997)	(0.91)%
Interest expense	(707,714)	(30.99)%	(984,427)	(22.97)%
Total other income (expense)	(160,151)	(7.01)%	(776,869)	(18.13)%
Net loss	$(4,219,996)	(184.79)%	$(3,385,285)	(78.99)%

Revenues. Our total revenues decreased by $2,001,788, or 46.71%, to $2,283,703 for the three months ended June 30, 2023 from $4,285,491 for the three months ended June 30, 2022.

Our nutraceutical business generates revenue from the sales of nutritional and related products. Revenues from our nutraceutical business (products) decreased by $1,186,839, or 34.30%, to $2,273,087 for the three months ended June 30, 2023 from $3,459,926 for the three months ended June 30, 2022. This decrease was primarily due to our cash constraints and our inability to pay for raw materials used in the production of both branded and contract manufacturing products. The decreased revenues were the result of a decrease in the volume of products sold and not due to pricing changes.

Our digital marketing business generates revenues when sales of listed products are sold by product vendors through our network as a result of the marketing efforts of digital marketers. Revenues from our digital marketing business (advertising) decreased by $814,949, or 98.71%, to $10,616 for the three months ended June 30, 2023 from $825,565 for the three months ended June 30, 2022. The decrease in revenue is attributable to our cash constraints and our inability to pay affiliates which provide revenue producing customers.

Cost of revenues. Our total cost of revenues decreased by $962,638, or 38.44%, to $1,541,682 for the three months ended June 30, 2023 from $2,504,320 for the three months ended June 30, 2022. Such decrease is directly related to the decrease in revenues.

Cost of revenues for our nutraceutical business consist of ingredients, packaging materials, freight, and labor associated with the production of various products. Cost of revenues for our nutraceutical business (products) decreased by $357,717, or 18.92%, to $1,532,561 for the three months ended June 30, 2023 from $1,890,278 for the three months ended June 30, 2022. As a percentage of product revenues, cost of revenues for product sales were 67.42% and 54.63% for the three months ended June 30, 2023, and 2022, respectively. The increased percentage is due to increased labor rates associated with production. Although we were not able to produce at capacity as in the prior year, we continued to compensate our production workforce.

Cost of revenues for our digital marketing business consist of commissions and bonuses paid to digital marketers. Cost of revenues from our digital marketing business (advertising) decreased by $604,921, or 98.51%, to $9,121 for the three months ended June 30, 2023 from $614,042 for the three months ended June 30, 2022. As a percentage of advertising revenues, cost of revenues for advertising sales was 85.92% and 74.38% for the three months ended June 30, 2023 and 2022, respectively.

Gross profit. As a result of the foregoing, our gross profit decreased by $1,039,150, or 58.34%, to $742,021 for the three months ended June 30, 2023 from $1,781,171 for the three months ended June 30, 2022. As a percentage of revenues, our gross profit was 34.49% and 41.56% for the three months ended June 30, 2023 and 2022, respectively.

General and administrative expenses.  Our general and administrative expenses consist primarily of advertising expenses, bad debts, rent expense, insurance and other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $156,274, or 9.41%, to $1,504,499 for the three months ended June 30, 2023 from $1,660,773 for the three months ended June 30, 2022. Such decrease was primarily due to decreased rates for D&O insurance and reduced advertising in 2023. As a percentage of revenues, general and administrative expenses was 65.88% and 38.75% for the three months ended June 30, 2023 and 2022, respectively.

Compensation - administrative.  Our compensation expenses include both cash and non-cash items, including salaries plus related payroll taxes. Our compensation expenses decreased by $222,287, or 13.61%, to $1,410,735 for the three months ended June 30, 2023 from $1,633,022 for the three months ended June 30, 2022. Such decrease was primarily due to a reduction of headcount. As a percentage of revenues, compensation expenses was 61.77% and 38.11% for the three months ended June 30, 2023 and 2022, respectively.

Professional services.  Our professional services expenses consist primarily of investor relations, consulting, advisory, legal and audit expenses incurred in connection with general operations. Our professional services expenses increased by $246,602, or 37.04%, to $912,302 for the three months ended June 30, 2023 from $665,700 for the three months ended June 30, 2022. Such increase was primarily due to increased legal fees associated with our NASDAQ compliance, and sales and marketing consultants. As a percentage of revenues, professional services expenses was 39.95% and 15.53% for the three months ended June 30, 2023 and 2022, respectively.

Impairment of intangible assets. Due to a significant decrease in advertising revenues, we performed an impairment analysis on the affiliate relationships associated with our Nexus subsidiary and recognized an impairment of $466,737 during the three months ended June 30, 2023. No impairment was recognized in the three months ended June 30, 2022.

Depreciation and amortization. Depreciation and amortization was $507,593, or 22.23% of revenues, for the three months ended June 30, 2023, as compared to $430,092, or 10.04% of revenues, for the three months ended June 30, 2023. The increase in amortization is associated with intangible assets resulting from acquisitions.

Total other expense. We had $160,151 in total other expense, net, for the three months ended June 30, 2023, as compared to total other expense, net, of $776,869 for the three months ended June 30, 2022. Total other expense, net, for the three months ended June 30, 2023 consisted of interest expense of $707,714, offset by a gain on debt extinguishment of $257,037 and other income of $290,526, while other expense, net, for the three months ended June 30, 2022 consisted of interest expense of $984,427 and a change in fair value of derivative liability of $38,997, offset by a gain on debt extinguishment of $134,956 and other income of $111,599.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $4,219,996 for the three months ended June 30, 2023, as compared to $3,385,285 for the three months ended June 30, 2022, an increase of $834,711, or 24.66%.

Comparison of Six Months Ended June 30, 2023 and 2022

The following table sets forth key components of our results of operations during the six months ended June 30, 2023 and 2022, both in dollars and as a percentage of our revenues.

	June 30, 2023		June 30, 2022
	Amount	% of Revenues	Amount	% of Revenues
Revenues
Products	$4,332,799	92.42%	$7,035,384	80.49%
Advertising	355,471	7.58%	1,704,993	19.51%
Total revenues	4,688,270	100.00%	8,740,377	100.00%
Cost of revenues
Products	2,840,006	60.58%	4,187,287	47.91%
Advertising	278,515	5.94%	1,254,356	14.35%
Total cost of revenues	3,118,521	66.52%	5,441,643	62.26%
Gross profit	1,569,749	33.48%	3,298,734	37.74%
Operating expenses
General and administrative	2,599,707	55.45%	3,385,121	38.73%
Compensation - administrative	2,883,107	61.50%	3,634,453	41.61%
Professional services	1,216,298	25.94%	1,306,431	14.95%
Consulting fees - related parties	27,547	0.59%	—	—
Impairment of intangible assets	466,737	9.96%	—	—
Depreciation and amortization expense	1,198,803	25.57%	853,102	9.76%
Total operating expenses	8,392,199	179.00%	9,179,107	105.02%
Operating loss	(6,822,450)	(145.52)%	(5,880,373)	(67.28)%
Other income (expense)
Other income (expense)	313,678	6.69%	(433,441)	(4.96)%
Gain on debt extinguishment	257,037	5.48%	134,956	1.54%
Change in fair value of derivative liability	—	—	(38,997)	(0.45)%
Interest expense	(2,252,576)	(48.05)%	(13,741,907)	(157.22)%
Total other income (expense)	(1,681,861)	(35.87)%	(14,079,389)	(161.08)%
Net loss	$(8,504,311)	(181.40)%	$(19,959,762)	(228.36)%

Revenues. Our total revenues decreased by $4,052,107, or 46.36%, to $4,688,270 for the six months ended June 30, 2023 from $8,740,377 for the six months ended June 30, 2022.

Revenues from our nutraceutical business (products) decreased by $2,702,585, or 38.41%, to $4,332,799 for the six months ended June 30, 2023 from $7,035,384 for the six months ended June 30, 2022. This decrease was primarily due to our cash constraints and our inability to pay for raw materials used in the production of both branded and contract manufacturing products. The decreased revenues were the result of a decrease in the volume of products sold and not due to pricing changes.

Revenues from our digital marketing business (advertising) decreased by $1,349,522, or 79.15%, to $355,471 for the six months ended June 30, 2023 from $1,704,993 for the six months ended June 30, 2022. The decrease in revenue is attributable to our cash constraints and the impact it had with our affiliate advertisers.

Cost of revenues. Our total cost of revenues decreased by $2,323,122, or 42.69%, to $3,118,521 for the six months ended June 30, 2023 from $5,441,643 for the six months ended June 30, 2022. Such decrease is directly related to the decrease in revenues.

Cost of revenues for our nutraceutical business (products) decreased by $1,347,281, or 32.18%, to $2,840,006 for the six months ended June 30, 2023 from $4,187,287 for the six months ended June 30, 2022. As a percentage of product revenues, cost of revenues for product sales were 65.55% and 59.52% for the six months ended June 30, 2023 and 2022, respectively.

Cost of revenues from our digital marketing business (advertising) decreased by $975,841, or 77.80%, to $278,515 for the six months ended June 30, 2023 from $1,254,356 for the six months ended June 30, 2022. As a percentage of advertising revenues, cost of revenues for advertising sales was 78.35% and 73.57% for the six months ended June 30, 2023 and 2022, respectively.

Gross profit. As a result of the foregoing, our gross profit decreased by $1,728,985, or 52.41%, to $1,569,749 for the six months ended June 30, 2023 from $3,298,734 for the six months ended June 30, 2022. As a percentage of revenues, our gross profit was 33.48% and 37.74% for the six months ended June 30, 2023 and 2022, respectively.

General and administrative expenses.  Our general and administrative expenses decreased by $785,414, or 23.20%, to $2,599,707 for the six months ended June 30, 2023 from $3,385,121 for the six months ended June 30, 2022. Such decrease was primarily due to decreased rates for D&O insurance, IPO related expenses in February 2022 and reduced advertising in 2023. As a percentage of revenues, general and administrative expenses was 55.45% and 38.73% for the six months ended June 30, 2023 and 2022, respectively.

Compensation - administrative.  Our compensation expenses decreased by $751,346, or 20.67%, to $2,883,107 for the six months ended June 30, 2023 from $3,634,453 for the six months ended June 30, 2022. Such decrease was primarily due to reduced stock compensation expense in 2023 of approximately $401,000 combined with a reduction in headcount. As a percentage of revenues, compensation expenses was 61.50% and 41.58% for the six months ended June 30, 2023 and 2022, respectively.

Professional services.  Our professional services expenses decreased by $90,133, or 6.90%, to $1,216,298 for the six months ended June 30, 2023 from $1,306,431 for the six months ended June 30, 2022. Such decrease was primarily due to IPO expenses in 2022. As a percentage of revenues, professional services expenses was 25.94% and 14.95% for the six months ended June 30, 2023 and 2022, respectively.

Consulting fees - related parties.  For the six months ended June 30, 2023 and 2022, we paid Trilogy Capital Group, LLC, a company controlled by our Executive Chairman, $27,547 and $0, respectively, for services rendered under a consulting agreement.

Impairment of intangible assets. Due to a significant decrease in advertising revenues, we performed an impairment analysis on the affiliate relationships associated with our Nexus subsidiary and recognized an impairment of $466,737 during the six months ended June 30, 2023. No impairment was recognized in the six months ended June 30, 2022.

Depreciation and amortization. Depreciation and amortization was $1,198,803, or 25.57% of revenues, for the six months ended June 30, 2023, as compared to $853,102, or 9.76% of revenues, for the six months ended June 30, 2022. The increase in amortization is associated with intangible assets resulting from acquisitions.

Total other expense. We had $1,681,861 in total other expense, net, for the six months ended June 30, 2023, as compared to total other expense, net, of $14,079,389 for the six months ended June 30, 2022. Total other expense, net, for the six months ended June 30, 2023 consisted of interest expense of $2,252,576, offset by a gain on extinguishment of debt of $257,037 and other income of $313,678, while other expense, net, for the six months ended June 30, 2022 consisted of interest expense of $13,741,907 related to interest expense in connection with common stock issued with future equity agreements and amortization of debt issuance cost, other expense of $433,441 and change in fair value of derivative liability of $38,997, offset by a gain on extinguishment of debt of $134,956.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $8,504,311 for the six months ended June 30, 2023, as compared to $19,959,762 for the three months ended June 30, 2022, a decrease of $11,455,451, or 57.39%.

Liquidity and Capital Resources

As of June 30, 2023, we had cash of $0.4 million. To date, we have financed our operations primarily through revenue generated from operations, bank borrowings and sales of our securities. Since our inception in 2017, we have experienced losses and as a result have continued to use cash in our operations. We have been dependent upon financing activities as we implement our acquisition strategy.

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have suffered recurring losses from operations and have a working capital deficiency of $9.6 million at June 30, 2023. These conditions raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

It is management’s opinion that current available resources will not be sufficient to fund our planned expenditures over the next 12 months from the date hereof. Accordingly, we will be dependent on the raising of additional capital through the placement of common and preferred stock as well as debt financing in order to implement our business plan. To facilitate the raising of capital we have engaged a middle market investment banking firm which has completed two equity raises on our behalf during the second quarter of 2023 and anticipates additional rounds in the near future.

We are also engaged with a debt placement firm which has raised capital for prior acquisitions and is anticipated to raise debt capital for pending and prospective transactions. We are currently finalizing a previously announced acquisition, the financing for which will exceed the required purchase amount, providing additional working capital. In addition, we are in the process of arranging additional substantial debt financing for general working capital purposes.

There is no assurance that we will be successful with future financings, and the inability to secure financings may have a material adverse effect on our financial condition.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(4,502,620)	$(5,996,785)
Net cash used in investing activities	(3,450)	(1,067,717)
Net cash provided by financing activities	4,812,038	6,996,774
Net change in cash	305,968	(97,758)
Cash and cash equivalents at beginning of period	69,714	205,093
Cash and cash equivalents at end of period	$375,682	$107,335

Our net cash used in operating activities was $4,502,620 for the six months ended June 30, 2023, as compared to $5,996,785 for the six months ended June 30, 2022. For the six months ended June 30, 2023, our net loss of $8,504,311, offset by depreciation and amortization of $1,198,808, a decrease in inventory of $772,689, an impairment of intangible assets of $466,737, a gain on extinguishment of debt of $352,261, were the primary drivers for cash used in operations. For the six months ended June 30, 2022, our net loss of $19,959,762 and an increase in inventory $1,547,694, offset by a decrease in accounts payable of $1,030,027, depreciation and amortization expense of $853,105, interest expense associated with warrants issued with debt of $822,626, debt issuance costs of $753,929 and a discount on debt obtained of $667,012, were the primary drivers for cash used in operations.

Our net cash used in investing activities was $3,450 for the six months ended June 30, 2023, which consisted of equipment purchases. For the six months ended June 30, 2022, our net cash used in investing activities was $1,067,717, which consisted of a deposit of $1,000,000 towards the acquisition of Ceautamed and $67,717 in equipment purchases.

Our net cash provided by financing activities was $4,812,038 for the six months ended June 30, 2023, as compared to $6,966,744 for the six months ended June 30, 2022. Net cash provided by financing activities for the six months ended June 30, 2023 consisted of proceeds from the exercise of warrants of $5,425,140, proceeds from the issuance of common stock of $2,151,310 and proceeds from debt of $2,053,071, offset by repayments on debt of $4,817,483, while net cash provided by financing activities for the six months ended June 30, 2022 consisted of net proceeds from the IPO of $12,738,288, proceeds from convertible notes and notes payable of $3,230,546 and proceeds from related parties of $358,004, offset by repayments on debt of $7,438,462, payments to related parties of $1,868,083 and payment of fees from issuance of common stock of $53,549.

Initial Public Offering

On February 16, 2022, we entered into an underwriting agreement with Dawson James Securities, Inc., as representative of the several underwriters named on Schedule I thereto, relating to our IPO of units, each unit consisting of one share of common stock, a Series A warrant to purchase one share of common stock and a Series B warrant to purchase one share of common stock. Pursuant to the underwriting agreement, we agreed to sell 9,600 units to the underwriters, at a purchase price per unit of $1,365.00 (the offering price to the public of $1,500.00 per unit minus the underwriters’ discount), and also agreed to grant to the underwriters a 45-day option to purchase up to 1,440 additional shares of common stock, up to 1,440 additional Series A warrants, and/or up to 1,440 additional Series B warrants, in any combination thereof, at a purchase price to the public of $1,497.00 per share and $1.50 per warrant, less underwriting discounts and commissions, solely to cover over-allotments, if any.

On February 18, 2022, the closing of our IPO was completed. At the closing, the underwriters partially exercised the option and purchased 1,376 Series A warrants and 1,376 Series B warrants. Therefore, we sold 9,600 shares of common stock, 10,976 Series A warrants and 10,976 Series B warrants for total gross proceeds of $14,404,128. After deducting the underwriting commission and expenses, we received net proceeds of approximately $12,684,739. We used the proceeds of the offering to pay off certain debt and plan to use the remaining net proceeds for working capital and general corporate purposes.

The Series A warrants are exercisable until the fifth anniversary of the issuance date at an exercise price equal to $1,050.00 per share and may be exercised on a cashless basis if the issuance of common stock upon exercise of the warrants is not covered by an effective registration statement.

The Series B warrants are exercisable until the fifth anniversary of the issuance date at an exercise price equal to $1,500.00 per share and may be exercised on a cashless basis, whereby the holder will receive one share of common stock for each Series B warrant exercised. As of June 30, 2023, 9,595 of the Series B warrants were exercised on a cashless basis and we issued 9,595 shares of common stock upon such exercise.

Registered Direct Offering and Related Private Placement

On May 2, 2023, we entered into a securities purchase agreement with an institutional investor, pursuant to which we agreed to issue and sell, in a registered direct offering, 31,534 shares of common stock and a pre-funded warrant to purchase up to 62,001 shares of common stock at an exercise price of $0.0003, at an offering price per share and pre-funded warrant of $9.6150 and $9.6147, respectively. In addition, under the securities purchase agreement, we agreed to issue to the investor a warrant to purchase up to 93,534 shares of common stock at an exercise price of $9.24 per share in a concurrent private placement.

On May 5, 2023, the offering was completed. At closing, the investor exercised the pre-funded warrant in full. Accordingly, we issued to the investor 93,534 shares of common stock and a warrant to purchase up to 93,534 shares of common stock at an exercise price of $9.24 per share for total gross proceeds of $899,326 and net proceeds of $751,933.

H.C. Wainwright & Co., LLC, or the Placement Agent, acted as the exclusive placement agent in connection with this offering and received a cash fee equal to 7.5% of the gross proceeds of the offering and a management fee equal to 1% of the gross proceeds of the offering. We also agreed to reimburse the Placement Agent $30,000 for fees and expenses of its legal counsel and other out-of-pocket expenses and $15,950 for certain closing costs. In addition to the cash fees, we issued to the Placement Agent warrants to purchase up to 7,015 shares of common stock at an exercise price of $12.0188 per share (or 125% of the offering price).

Second Registered Direct Offering and Related Private Placement

On May 17, 2023, we entered into a securities purchase agreement with an institutional investor, pursuant to which we agreed to issue and sell, in a registered direct offering 68,667 shares of common stock and a pre-funded warrant to purchase up to 126,298 shares of common stock at an exercise price of $0.0003, at an offering price per share and pre-funded warrant of $8.13 and $8.1297, respectively. In addition, under the securities purchase agreement, we agreed to issue to the investor a warrant to purchase up to 194,964 shares of common stock at an exercise price of $7.77 per share in a concurrent private placement.

On May 19, 2023, the offering was completed. At closing, the investor exercised the pre-funded warrant in full. Accordingly, we issued to the investor 194,964 shares of common stock and a warrant to purchase up to 194,964 shares of common stock at an exercise price of $7.77 per share for total gross proceeds of $1,585,057 and net proceeds of $1,074,377.

The Placement Agent acted as the exclusive placement agent in connection with this offering and received a cash fee equal to 7.5% of the gross proceeds of the offering and a management fee equal to 1% of the gross proceeds of the offering. We also agreed to reimburse the Placement Agent $60,000 for fees and expenses of its legal counsel and other out-of-pocket expenses and $15,950 for certain closing costs. In addition to the cash fees, we issued to the Placement Agent warrants to purchase up to 14,623 shares of common stock at an exercise price of $10.625 per share (or 125% of the offering price).

Outstanding Debt

Original Issue Discount Subordinated Debentures

In June 2022, we commenced offerings of original issue discount subordinated debentures. As of June 30, 2023, we have completed multiple closings and issued debentures in the aggregate principal amount of $5,146,452, of which $1,234,413 was issued with issuances costs of $184,413 for the six months ended June 30, 2023. The debentures contain an original issue discount of 15%, or an aggregate original issue discount of $771,183. As a result, the total purchase price was $4,375,269. The debentures bear interest at a rate of 17.5% per annum and are due from January through November 2024. The outstanding principal amount and all accrued interest is due and payable on the earlier of (i) the completion of our next equity financing in which it receives gross proceeds in excess of $20 million, (ii) twenty-four months after the date of issuance or (iii) within 30 days after election of repayment from the holder so long as the election is after the 6-month anniversary of the debenture. We may voluntarily prepay the debentures in whole or in part without premium or penalty. The debentures contain customary events of default for a loan of this type. The debentures are unsecured and are subordinated in right of payment to the prior payment in full of all senior indebtedness and are pari passu in right of payment to any other unsecured indebtedness incurred by us in favor of any third party. As of June 30, 2023, the outstanding principal balance of the debentures was $4,402,947, the unamortized debt issuance cost was $396,811 and accrued interest was $675,197. Two of the debenture agreements totaling $250,000 as of May 30, 2023 were converted into 1,121 shares of our Series B preferred stock. During the six months ended June 30, 2023, an aggregate of $1,045,000 was raised via these debentures.

Original Issue Discount Secured Subordinated Note

On July 29, 2022, we entered into a securities purchase agreement with an accredited investor, pursuant to which it sold an original issue discount secured subordinated note in the principal amount of $2,272,727 to such investor. The note contains an original issue discount of 12%, or $272,727. As a result, the total purchase price was $2,000,000, the proceeds of which were used to fund the acquisition of Ceautamed. The note shall bear interest at the rate of 16% per annum and matures on July 29, 2027. The outstanding principal and all accrued interest shall be amortized on a 60-month straight-line basis. We may prepay the principal and all accrued and unpaid interest on the note without penalty, in whole or in part; provided however, in no event before January 15, 2023, unless with the explicit prior written approval of the holder. The note contains customary events of default for a loan of this type. The note is guaranteed by BSNM, DSO, Nexus, GSP and Ceautamed and is secured by a security interest in all of the assets of our company and such guarantors; provided that such security interest is subordinate to the rights of the lenders under any senior indebtedness (as defined in the note). As of June 30, 2023 the outstanding principal balance of the note was $2,242,853, the unamortized debt issuance cost was $223,141, and accrued interest was $179,428.

Acquisition Notes

On July 1, 2021, we issued a 6% secured subordinated promissory note in the principal amount of $3,000,000 to a related party, Sasson E. Moulavi, in connection with the acquisition of DSO. This note accrues interest at 6% per annum and the outstanding principal and interest will be amortized on a straight-line basis and are payable quarterly in accordance with the amortization schedule, with all amounts due and payable on July 1, 2024. On November 29, 2022, we entered into a letter agreement with Sasson E. Moulavi to amend the terms of the note. Pursuant to the letter agreement, the parties agreed to amend and restate the note to amend the amortization schedule, with the first payment deferred until February 15, 2023 and all amounts due and payable on August 15, 2024. We may prepay all or any portion of this note any time prior to maturity without premium or penalty. This note contains customary covenants and events of default for a loan of this type, including if a default occurs under any senior secured indebtedness to banks and other financial institutions or private equity funds, and is secured by a security interest in all of the assets of DSO; provided that such security interest is subordinate to the rights of the lenders under any such senior secured indebtedness. During the six months ended June 30, 2023, we made principal cash payments of $150,000. On May 25, 2023, the note was modified whereby $1,500,000 in principal amount of the note was converted in exchange for 6,727 shares of our Series B preferred stock. The remaining $1,400,000 of principal plus accrued interest of $334,950 was modified into a new note with the same interest rate and maturity date. As of June 30, 2023, the outstanding principal balance of this note was $1,548,950 and accrued interest was $9,036.

On July 29, 2022, we issued secured subordinated promissory notes in the aggregate principal amount of $2,150,000 in connection with the acquisition of Ceautamed, which are partially with a related party. The notes shall bear interest at the rate of 5% per annum and mature on July 29, 2025; provided that upon an event of default (as defined in the notes), such interest rate shall increase to 10%. The outstanding principal and all accrued interest shall be amortized on a five-year straight-line basis and payable quarterly in accordance with the amortization schedule to the notes. We may redeem all or any portion of the notes at any time without premium or penalty. The notes contain customary covenants and events of default for loans of this type, including upon any default under the senior indebtedness (as defined in the notes). The notes are guaranteed by Ceautamed and are secured by a security interest in all of the assets of such guarantors; provided that such security interest is subordinate to the rights of the lenders under any such senior indebtedness. As of June 30, 2023, the outstanding principal balance of these notes was $2,204,993, unamortized debt issuance cost was $0 and accrued interest was $102,900.

On July 29, 2022, we issued secured subordinated promissory notes in the aggregate principal amount of $1,300,000 in connection with the acquisition of Ceautamed, which are partially with a related party. The notes bear interest at the rate of 5% per annum with all principal and accrued interest being due and payable in one lump sum ninety (90) days from the date of the note; provided that upon an event of default (as defined in the notes), such interest rate shall increase to 10%. On November 28, 2022, we entered into letter agreements with the holders of most of the notes to amend the terms of these notes. Pursuant to letter agreements, the parties agreed to extend the maturity date to June 1, 2023 and agreed to a seven month payment schedule, with the first payment due December 1, 2022. The parties also agreed to increase the default interest rate from 10% to 15%. We also agreed that if an event of default (as defined in the notes) has occurred and is continuing, then we shall not create any senior indebtedness (as defined in the notes) without the consent of the holders of a majority of the principal amount of the notes. On April 1, 2023, we entered into letter agreements with the holders of most of the notes, pursuant to which we agreed to pay the remaining balance of the notes in two payments on May 1, 2023 and June 1, 2023. One of the note holders agreed to settle the amount due to the holder for a lesser amount, resulting in a gain on extinguishment of debt of $60,764. In addition, we agreed to prepay a portion of the outstanding principal and accrued interest on the notes upon the occurrence of any of the following events: (i) in the event we receive any tax refunds claimed with respect to an “employee retention credit” pursuant to Section 2301 of the CARES Act (or any corresponding or similar provisions of state or local law) or receives any cash from factoring or assigning the right to receive such tax refunds, we must prepay $150,000 of the outstanding principal and accrued interest on the notes; (ii) in the event we or any our subsidiaries raise capital through the issuance of any convertible debentures, we must prepay the outstanding principal and accrued interest on the notes in an amount equal to one-third (1/3) of the net proceeds from such financing; and (iii) in the event we or any of our subsidiaries consummate an equity or equity-linked capital raise with the assistance of an investment bank, we must prepay the outstanding principal and accrued interest on the notes in an amount equal to one-third (1/3) of the proceeds raised by us, up to an aggregate amount of $350,000, plus any then overdue principal payments. We are in the process of negotiating a similar extension of one remaining note in the principal amount of $100,000. We may redeem all or any portion of the notes at any time without premium or penalty. The notes contain customary covenants and events of default for loans of this type, including upon any default under the senior indebtedness (as defined in the notes). The notes are guaranteed by Ceautamed and are secured by a security interest in all of the assets of such guarantors; provided that such security interest is subordinate to the rights of the lenders under any such senior indebtedness. As of June 30, 2023, the outstanding principal balance of these notes was $90,000, unamortized debt issuance cost was $0 and accrued interest was $4,200.

Other Promissory Notes and Cash Advances

Promissory Notes

On July 1, 2021, we entered into a loan agreement with Diamond Creek Capital, LLC for a term loan in the principal amount of up to $3,000,000. The loan bears interest at a rate of 15.0% per annum, provided that upon an event of default, such rate shall increase by 5%. The loan was due and payable on the earlier of July 1, 2022 or upon completion of the IPO. We repaid $1,325,000 of the principal balance and $27,604 of the interest from the proceeds of the IPO. In connection with such repayment, the lender agreed that the remaining loan is due and payable on July 1, 2023. On April 20, 2023, we entered into a third amendment to the loan agreement, which provides that we shall make a payment towards the reduction of principal in the amount of $250,000 within two business days of the earlier to occur of the following events: (i) we receive any tax refunds claimed with respect to an “employee retention credit” pursuant to Section 2301 of the CARES Act (or any corresponding or similar provisions of state or local law) or receive any cash from factoring or assigning the right to receive such tax refunds, or (ii) the completion of a public offering of securities pursuant to a Registration Statement on Form S-3. In addition, within two business days following the completion of a public offering of securities pursuant to a Registration Statement on Form S-1, we agreed to pay in full all outstanding amounts owing under the loan agreement. The amendment also provides that following the payment of $250,000 described above, monthly payments of principal and interest pursuant to shall be an aggregate of $30,000 per month, until the amounts owing under the loan agreement are paid in full. The loan is secured by all of our assets and contains customary events of default. As of June 30, 2023, the outstanding principal balance of this note was $750,000 and accrued interest was $52,864. As of June 30, 2023, the Company was in compliance with the covenants related to this note.

In 2018, we entered into an amended loan agreement and convertible promissory note for $200,000 with a third party. On June 30, 2023, the outstanding amount was $100,000 and accrued interest was $155,451.

On March 7, 2023, we issued a promissory note to a board member in the principal amount of $137,000. This note bears interest at a rate of 12% and is due on demand. During the six months ended June 30, 2023, we made various principal and interest payments on the notes. On May 26, 2023, $50,000 of principal and $1,317 of interest was converted into 230 shares of our Series B preferred stock. At June 30, 2023, the outstanding amount was $51,294 and accrued interest was $2,859.

On April 21, 2023, we issued a promissory note to a board member in the principal amount of $53,000. This note bears interest at a rate of 12% and is due on demand. At June 30, 2023, the outstanding amount was $30,000 and accrued interest was $800.

On June 22, 2023, we issued a promissory note to a board member in the principal amount of $118,000. This note bears interest at a rate of 17.5% and is due on demand. At June 30, 2023, the outstanding amount was $118,000 and accrued interest was $453.

A note from 2018 with a principal balance of $55,000 plus accrued interest of $24,776 was converted into 358 of the Company’s Series B preferred stock which resulted in the note being fully paid at June 30, 2023.

Cash Advances

In July 2022, we entered into a cash advance agreement for $650,000 with a required repayment amount of $897,750, which requires weekly payments of approximately $40,806. In May 2023, the Company agreed to a settlement for a lesser amount resulting in a gain on extinguishment of $50,814. At June 30, 2023, the outstanding amount was $207,500.

In August 2022, we entered into a cash advance agreement for $100,000 with a required repayment amount of $146,260, which requires weekly payments of approximately $6,200. At June 30, 2023, the outstanding amount was $4,360.

In September 2022, we entered into a cash advance agreement for $243,750 with a required repayment amount of $372,500, which requires weekly payments of approximately $15,000. In May 2023, the Company agreed to a settlement for a lesser amount resulting in a gain on extinguishment of $37,500. At June 30, 2023, the outstanding amount was $80,000.

In November 2022, the Company entered into cash advance agreements for an aggregate of $592,236 with an aggregated required repayment amount of $994,460, which requires weekly payments of approximately $52,422. In June 2023, the Company agreed to a settlement with one of the agreements for a lesser amount resulting in a gain on extinguishment of $63,968. At June 30, 2023, the outstanding amount was $139,540.

In June 2023, we refinanced existing agreements with balances of $284,029 and entered into cash advance agreements and received an additional $107,071 with a required repayment amount of $652,065, which requires weekly payments of approximately $48,625. At June 30, 2023, the outstanding amount was $597,065 and unamortized debt issuance cost of $234,484.

Equipment Financing Loan

In May 2022, we entered into an equipment financing loan for $146,765 used for the purchase of equipment within BSNM’s operations. The loan bears interest at 10.18% and matures on April 1, 2027. At June 30, 2023, the outstanding amount was $120,938.

In August 2022, we entered into an equipment financing loan for $35,050 used for the purchase of equipment within BSNM’s operations. The loan bears interest at 10.18% and matures on August 1, 2027. At June 30, 2023, the outstanding amount was $30,858.

In July 2022, we entered into an equipment financing loan for $8,463 used for the purchase of equipment within Ceautamed’s operations. At June 30, 2023, the outstanding amount was $5,642.

Revolving Lines of Credit

In 2021, we entered into two revolving lines of credit with a bank, which permit borrowings up to $958,000 and bear interest at 9.49% with no expiration date. As of June 30, 2023, the outstanding principal balance of these lines of credit was $167,110.

In August 2022, we entered into a revolving line of credit with a bank, which permits borrowings up to $50,000 and bears interest at 45.09% with no expiration date. In January 2023, the Company borrowed an additional $15,000. As of June 30, 2023, the outstanding principal balance of these lines of credit was $35,003.

In September 2022, we entered into a revolving line of credit with a bank, which permits borrowings up to $70,000 and bears interest at 9.49% with no expiration date. As of June 30, 2023, the outstanding principal balance of this line of credit was $22,907.

EIDL Loan

In June 2020, pursuant to the economic injury disaster loan program under the under the provisions of the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, we entered into a promissory note with the U.S. Small Business Administration with a principal amount of $300,000. This loan matures in 30 years and bears interest at a rate of 3.75%. The loan is secured by all of our assets. As of June 30, 2023, the outstanding principal balance of this loan was $300,000 and accrued interest was $33,906.

PPP Loans

In February 2021, we received an additional $261,164 in Paycheck Protection Program loans under the CARES Act. This loan bears interest at a rate of 1% per annum and matures in April 2025. As of June 30, 2023, the outstanding balance of this loan was $197,457 and accrued interest was $9,422.

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

We assess potential impairments to long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset. Therefore, as a result of decreased revenues within the Nexus subsidiary during the six months ended June 30, 2023, which are not expected to recover to similar levels, we determined that a triggering event occurred requiring an impairment analysis in accordance with ASC 360. The impairment analysis resulted in the Company recognizing an impairment of the affiliate relationship asset associated with Nexus of $466,737.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, because of certain material weaknesses in our internal controls over financial reporting, our disclosure controls and procedures were not effective as of June 30, 2023.  The material weaknesses relate to a lack of segregation of duties between accounting and other functions and the absence of sufficient depth of in-house accounting personnel with the ability to properly account for complex transactions.  The material weaknesses related to none routine transactions related to debt, business combinations and impairment of intangible assets.

In response to the material weaknesses described above, during the quarter ended June 30, 2023, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with U.S. GAAP. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in any other factors that could significantly affect these controls during the three and six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the three months ended June 30, 2023 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter, except as follows:

●	On April 17, 2023, we issued 1,667 shares of common stock as compensation for amending a license agreement associated with Sports Illustrated Nutrition.

●	On May 24, 2023, we issued 1,667 shares of common stock to a note holder as compensation for amending the note.

We did not repurchase any shares of our common stock during the three months ended June 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Articles of Incorporation of Smart for Life, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 13, 2023)
3.2	Certificate of Amendment to Articles of Incorporation of Smart for Life, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 28, 2023)
3.3	Certificate of Change of Articles of Incorporation of Smart for Life, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 8, 2023)
3.4	Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 30, 2023)
3.5	Bylaws of Smart for Life, Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on April 13, 2023)
4.1	Second Amended and Restated Common Stock Purchase Warrant issued by Smart for Life, Inc. to District 2 Capital Fund LP on June 30, 2023 (incorporated by reference to Exhibit 4.3 to the Amended Registration Statement on Form S-3/A filed on July 7, 2023)
4.2	Second Amended and Restated Common Stock Purchase Warrant issued by Smart for Life, Inc. to Sabby Volatility Warrant Master Fund, Ltd. on June 30, 2023 (incorporated by reference to Exhibit 4.5 to the Amended Registration Statement on Form S-3/A filed on July 7, 2023)
4.3	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Anson East Master Fund LP on May 31, 2023 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 filed on June 5, 2023)
4.4	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Anson Investments Master Fund LP on May 31, 2023 (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 filed on June 5, 2023)
4.5	Common Stock Purchase Warrant issued by Smart for Life, Inc. to District 2 Capital Fund LP on May 31, 2023 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 filed on June 5, 2023)
4.6	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Ionic Ventures, LLC on May 31, 2023 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3 filed on June 5, 2023)
4.7	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Sabby Volatility Warrant Master Fund, Ltd. on May 31, 2023 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-3 filed on June 5, 2023)
4.8	Placement Agent Common Stock Purchase Warrant issued by Smart for Life, Inc. to Charles Worthman on May 31, 2023 (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-3 filed on June 5, 2023)
4.9	Placement Agent Common Stock Purchase Warrant issued by Smart for Life, Inc. to Craig Schwabe on May 31, 2023 (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-3 filed on June 5, 2023)
4.10	Placement Agent Common Stock Purchase Warrant issued by Smart for Life, Inc. to Michael Vasinkevich on May 31, 2023 (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 filed on June 5, 2023)
4.11	Placement Agent Common Stock Purchase Warrant issued by Smart for Life, Inc. to Noam Rubinstein on May 31, 2023 (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3 filed on June 5, 2023)
4.12	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Armistice Capital Master Fund Ltd. on May 19, 2023 (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-3 filed on June 5, 2023)
4.13	Placement Agent Common Stock Purchase Warrant issued by Smart for Life, Inc. to Charles Worthman on May 19, 2023 (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-3 filed on June 5, 2023)
4.14	Placement Agent Common Stock Purchase Warrant issued by Smart for Life, Inc. to Craig Schwabe on May 19, 2023 (incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-3 filed on June 5, 2023)
4.15	Placement Agent Common Stock Purchase Warrant issued by Smart for Life, Inc. to Michael Vasinkevich on May 19, 2023 (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-3 filed on June 5, 2023)
4.16	Placement Agent Common Stock Purchase Warrant issued by Smart for Life, Inc. to Noam Rubinstein on May 19, 2023 (incorporated by reference to Exhibit 4.14 to the Registration Statement on Form S-3 filed on June 5, 2023)
4.17	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Armistice Capital Master Fund Ltd. on May 5, 2023 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 filed on May 5, 2023)

4.18	Placement Agent Common Stock Purchase Warrant issued by Smart for Life, Inc. to H.C. Wainwright & Co., LLC on May 5, 2023 (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 filed on May 5, 2023)
4.19	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Dawson James Securities, Inc. on December 8, 2022 (incorporated by reference to Exhibit 4.21 to the Current Report on Form 8-K filed on December 9, 2022)
4.20	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Dawson James Securities, Inc. on December 8, 2022 (incorporated by reference to Exhibit 4.22 to the Current Report on Form 8-K filed on December 9, 2022)
4.21	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Robert D. Keyser, Jr. on December 8, 2022 (incorporated by reference to Exhibit 4.23 to the Current Report on Form 8-K filed on December 9, 2022)
4.22	Common Stock Purchase Warrant issued by Smart for Life, Inc. to James Hopkins on December 8, 2022 (incorporated by reference to Exhibit 4.24 to the Current Report on Form 8-K filed on December 9, 2022)
4.23	Warrant Agent Agreement, dated February 16, 2022, between Smart for Life, Inc. and VStock Transfer, LLC and Forms of Warrants (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 23, 2022)
4.24	Warrant issued by Smart for Life, Inc. to Joseph Xiras on January 13, 2022 (incorporated by reference to Exhibit 4.21 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.25	Warrant issued by Smart for Life, Inc. to Leonite Fund I, LP on January 13, 2022 (incorporated by reference to Exhibit 4.22 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.26	Warrant issued by Smart for Life, Inc. to Laurie Rosenthal on January 7, 2022 (incorporated by reference to Exhibit 4.20 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.27	Warrant issued by Smart for Life, Inc. to Robert Rein on January 3, 2022 (incorporated by reference to Exhibit 4.19 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.28	Warrant issued by Smart for Life, Inc. to Thomas L Calkins II and Diane M Calkins JTIC on December 27, 2021 (incorporated by reference to Exhibit 4.18 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.29	Warrant issued by Smart for Life, Inc. to Ryan Hazel on December 23, 2021 (incorporated by reference to Exhibit 4.17 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.30	Amended and Restated Warrant issued by Smart for Life, Inc. to Dawson James Securities, Inc. on February 1, 2022 (incorporated by reference to Exhibit 4.25 to Amendment No. 3 to Registration Statement on Form S-1/A filed on February 2, 2022)
4.31	Warrant issued by Smart for Life, Inc. to Dawson James Securities, Inc. on July 1, 2021 (incorporated by reference to Exhibit 4.23 to Amendment No. 3 to Registration Statement on Form S-1/A filed on February 2, 2022)
4.32	Warrant issued by Smart for Life, Inc. to Dawson James Securities, Inc. on July 1, 2021 (incorporated by reference to Exhibit 4.24 to Amendment No. 3 to Registration Statement on Form S-1/A filed on February 2, 2022)
4.33	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Peah Capital, LLC on December 18, 2020 (incorporated by reference to Exhibit 4.14 to the Registration Statement on Form S-1 filed on December 16, 2021)
4.34	Amendment No 1 to Common Stock Purchase Warrant, dated June 30, 2021, between Smart for Life, Inc. and Peah Capital, LLC (incorporated by reference to Exhibit 4.15 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.1	Securities Purchase Agreement, dated May 2, 2023, between Smart for Life, Inc. and the investor signatory thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 5, 2023)
10.2	Securities Purchase Agreement, dated May 17, 2023, between Smart for Life, Inc. and the investor signatory thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 23, 2023)
10.3	Note Agreement, dated May 25, 2023, among Smart for Life, Inc., Justin Francisco, and Steven Rubert (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on May 30, 2023)
10.4	Note Agreement, dated May 25, 2023, among Smart for Life, Inc., and D&D Hayes, LLC (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed on May 30, 2023)
10.5	Note Agreement, dated May 25, 2023, among Smart for Life, Inc., and RMB Industries, Inc. (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed on May 30, 2023)

10.6	Note Agreement, dated May 25, 2023, among Smart for Life, Inc., and RTB Childrens Trust (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed on May 30, 2023)
10.7	Note Agreement, dated May 25, 2023, among Smart for Life, Inc., and Sasson E. Moulavi (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed on May 30, 2023)
10.8	Note Agreement, dated May 26, 2023, among Smart for Life, Inc., and Barry T. Cervantes (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K filed on May 30, 2023)
10.9	Note Agreement, dated May 26, 2023, among Smart for Life, Inc., and Robert Rein (incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K filed on May 30, 2023)
10.10	Executive Deferred Compensation Conversion Agreement, dated May 26, 2023, among Smart for Life, Inc., and Alfonso J. Cervantes, Jr. (incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K filed on May 30, 2023)
10.11	Executive Deferred Compensation Conversion Agreement, dated May 26, 2023, among Smart for Life, Inc. and Darren Minton (incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K filed on May 30, 2023)
10.12	Director Fee Conversion Agreement, dated May 26, 2023, among Smart for Life, Inc. and Arthur Reynolds (incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K filed on May 30, 2023)
10.13	Director Fee Conversion Agreement, dated May 26, 2023, among Smart for Life, Inc. and Robert Rein (incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K filed on May 30, 2023)
10.14	Director Fee Conversion Agreement, dated May 26, 2023, among Smart for Life, Inc. and Roger Conley Wood (incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K filed on May 30, 2023)
10.15	6% Secured Subordinated Promissory Note issued by Smart for Life, Inc. to Sasson E. Moulavi on May 26, 2023 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on May 30, 2023)
10.16	Form of Inducement Letter (incorporated by reference to Exhibit 10.26 to the Current Report on Form 8-K filed on May 30, 2023)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 23, 2023	SMART FOR LIFE, INC.

/s/ Darren C. Minton
	Name:	Darren C. Minton
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Alan B. Bergman
	Name:	Alan B. Bergman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)