Form 10-Q
period 2023-09-30
SMART FOR LIFE, INC.
filed 2023-11-20
CIK 1851860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

or

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

As of November 17, 2023, there were 796,666 shares of the registrant’s common stock issued and outstanding.

Smart for Life, Inc.

Quarterly Report on Form 10-Q

 Period Ended September 30, 2023

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SMART FOR LIFE, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022 (As Adjusted)	2
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2023 and 2022 (unaudited)	3
Condensed Consolidated Statements of Changes in Stockholders’ Equity (deficit) for the Three and Nine Months Ended September 30, 2023 and 2022 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022 (unaudited)	5
Notes to Unaudited Condensed Consolidated Financial Statements	6

SMART FOR LIFE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

	September 30, 2023	December 31, 2022
	(Unaudited)	(As adjusted)
ASSETS
Current assets:
Cash	$8,890	$69,714
Accounts receivable, net	412,547	561,894
Inventory, net	1,987,730	2,665,501
Prepaid expenses and other current assets	139,928	306,867
Total current assets	2,549,095	3,603,976

Property and equipment, net	311,472	482,219
Intangible assets, net	14,341,745	16,462,158
Goodwill	5,816,100	5,816,100
Deposits and other assets	98,947	109,638
Operating lease right-of-use assets	2,421,550	2,672,866
Total other assets	22,989,814	25,542,981
Total assets	$25,538,909	$29,146,957

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,241,956	$4,123,837
Accrued expenses	3,420,964	1,888,013
Accrued expenses, related parties	157,938	947,951
Contract liabilities	750,739	662,879
Preferred stock dividends payable	600,750	600,750
Operating lease liability, current	347,852	303,819
Debt, current, net of unamortized debt discounts	4,404,462	6,616,273
Total current liabilities	13,924,661	15,143,522

Long-term liabilities:
Operating lease liability, noncurrent	2,157,344	2,423,446
Debt, noncurrent, net of unamortized debt issuance cost	8,505,068	13,941,973
Total long-term liabilities	10,662,412	16,365,419
Total liabilities	24,587,073	31,508,941

Commitments and contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
Series A Convertible Preferred Stock, $0.0001 par value, 8,000 shares authorized and 0 and 1,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Series B Preferred Stock, $0.0001 par value, 5,000,000 shares authorized and 34,818 and 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively (liquidation preference of $7,764,414 at September 30, 2023)	4	—
Common Stock, $0.0001 par value, 55,555,556 shares authorized, 631,600 and 81,729 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	63	8
Additional paid in capital	58,792,603	42,630,423
Accumulated deficit	(57,840,834)	(44,992,415)
Total stockholders’ equity (deficit)	951,836	(2,361,984)
Total liabilities and stockholders’ equity (deficit)	$25,538,909	$29,146,957

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SMART FOR LIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Products	$2,744,306	$4,501,657	$7,077,105	$11,537,041
Advertising	5,999	855,328	361,470	2,560,321
Total revenues	2,750,305	5,356,985	7,438,575	14,097,362
Cost of revenues
Products	1,688,097	2,094,198	4,528,103	6,281,486
Advertising	522	630,123	279,037	1,884,479
Total cost of revenues	1,688,619	2,724,321	4,807,140	8,165,965
Gross profit	1,061,686	2,632,664	2,631,435	5,931,397
Operating expenses
Selling, general and administrative	1,238,625	1,760,381	3,838,333	5,139,263
Compensation – administrative	2,046,220	1,479,816	4,929,327	5,120,518
Professional services	349,098	316,440	1,565,396	1,622,871
Consulting fees – related parties	19,139	—	46,686	—
Impairment of intangible assets	—	—	466,737	—
Depreciation and amortization expense	615,810	522,412	1,814,613	1,375,514
Total operating expenses	4,268,892	4,079,049	12,661,092	13,258,166
Operating loss	(3,207,206)	(1,446,385)	(10,029,657)	(7,326,769)
Other income (expense)
Other income (expense)	19,820	(183,189)	333,498	(693,614)
Gain on debt extinguishment	16,021	—	273,058	134,956
Change in fair value of derivative liability	—	108,426	—	146,513
Interest expense	(1,172,742)	(426,573)	(3,425,318)	(14,168,479)
Total other income (expense)	(1,136,901)	(501,336)	(2,818,762)	(14,580,624)
Net loss	$(4,344,107)	$(1,947,721)	$(12,848,419)	$(21,907,393)
Series A preferred stock dividends	—	—	—	(600,750)
Net loss attributable to common stockholders	(4,344,107)	(1,947,721)	(12,848,419)	(22,508,143)
Loss per share, basic and diluted	$(7.51)	$(31.29)	$(42.13)	$(361.62)
Weighted average shares outstanding, basic and diluted	578,686	62,242	304,950	62,242

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SMART FOR LIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

For the Three and Nine Months Ended September 30, 2023

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2023	1,000	$—	81,729	$8	$42,630,423	$(44,992,415)	$(2,361,984)
Exercise of warrants	—	—	6,833	1	118	—	119
Stock based compensation	—	—	—	—	52,473	—	52,473
Net loss	—	—	—	—	—	(4,284,315)	(4,284,315)
Balance, March 31, 2023	1,000	—	88,562	9	42,683,014	(49,276,730)	(6,593,707)
Conversion of notes and interest	29,398	3	—	—	6,462,686	—	6,462,689
Conversion of preferred stock	(1,000)	—	3,334	—	—	—	—
Stock based compensation	—	—	—	—	27,735	—	27,735
Stock issued for services	—	—	1,112	—	99,199	—	99,199
Conversion of board fees	135	—	—	—	30,000	—	30,000
Conversion of accrued compensation	5,285	1	—	—	1,178,340	—	1,178,341
Exercise of warrants	—	—	292,783	29	5,424,964	—	5,424,993
Shares issued for cash, net	—	—	96,166	10	2,151,300	—	2,151,310
Net loss	—	—	—	—	—	(4,219,997)	(4,219,997)
Balance, June 30, 2023	34,818	$4	481,957	$48	$58,057,238	$(53,496,727)	$4,560,563
Stock issued for services	—	—	15,083	2	49,998	—	50,000
Exercise of warrants	—	—	129,598	13	(13)	—	—
Shares issued in connection with reverse stock split	—	—	4,962	—	—	—	—
Stock based compensation	—	—	—	—	685,380	—	685,380
Net loss	—	—	—	—	—	(4,344,107)	(4,344,107)
Balance, September 30, 2023	34,818	$4	631,600	$63	$58,792,603	$(57,840,834)	$951,836

For the Three and Nine Months Ended September 30, 2022

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2022	8,000	$1	30,973	$3	$8,923,858	$(15,014,600)	$(6,090,738)
Stock issued for cash with initial public offering	—	—	3,200	1	10,623,491	—	10,623,492
Series A warrants issued in connection with initial public offering	—	—	—	—	1,902,689	—	1,902,689
Series B warrants in connection with initial public offering	—	—	—	—	158,558	—	158,558
Warrants issued in connection with debt	—	—	—	—	65,624	—	65,624
Stock issued upon exercise of Series B Warrants	—	—	3,195	—	—	—	—
Stock issued upon conversion of convertible notes	—	—	2,755	—	5,622,885	—	5,622,885
Stock issued in connection with acquisition	—	—	95	—	—	—	—
Stock issued for conversion of accounts payable	—	—	33	—	147,223	—	147,223
Stock issued for services	—	—	1,949	—	822,626	—	822,626
Stock issued upon conversion of preferred stock	(7,000)	(1)	23,332	2	(1)	—	—
Common stock issued under future equity agreements	—	—	4,820	1	10,844,959	—	10,844,960
Preferred stock dividend payable	—	—	—	—	(85,417)	—	(85,417)
Net loss	—	—	—	—	—	(16,574,477)	(16,574,477)
Balance, March 31, 2022	1,000	—	70,352	7	39,026,495	(31,589,077)	7,437,425
Common stock issued upon conversion of promissory note	—	—	163	—	73,727	—	73,727
Common stock issued upon option exercise	—	—	435	—	—	—	—
Preferred stock dividend payable	—	—	—	—	(159,916)	—	(159,916)
Change in derivative liability	—	—	—	—	32,959	—	32,959
Net loss	—	—	—	—	—	(3,385,195)	(3,385,195)
Balance, June 30, 2022	1,000	$—	70,950	$7	$38,973,265	$(34,974,272)	$3,999,000
Common stock issued upon exercise of series B warrants	—	—	4	1	—	(1)	—
Net loss	—	—	—	—	—	(1,947,721)	(1,947,721)
Balance, September 30, 2022	1,000	$—	70,754	$8	$38,973,265	$(36,921,994)	$2,051,279

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SMART FOR LIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(12,848,419)	$(21,907,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance cost	1,150,800	1,737,976
Discount on debt obtained	—	(302,045)
Depreciation and amortization expense	1,814,613	1,375,514
Gain on extinguishment of debt	(273,058)	(134,956)
Impairment on intangible assets	466,737	—
Stock-based compensation	765,588	822,626
Interest expense associated with future equity agreements	—	10,844,961
Non-cash financing expenses – stock issued for services	149,200	—
Non-cash operating lease costs, net	29,247	17,539
Change in value of derivative liability	—	127,214
Provision for bad debt	195,400	6,731
Changes in operating assets and liabilities:
Accounts receivable, net	(46,053)	(314,587)
Inventory	677,771	(2,208,654)
Prepaid expenses and other current assets	166,939	53,749
Deposits and other assets	10,714	(1,822)
Accounts payable	157,789	1,597,032
Accrued expenses	2,040,792	48,496
Accrued expenses, related parties	388,327	449,497
Contract liabilities	87,860	296,255
Net cash used in operating activities	(5,065,754)	(7,491,867)

Cash flows from investing activities:
Cash paid for acquisition of Ceautamed	—	(3,000,000)
Additions to property and equipment	(3,450)	(72,271)
Net cash used in investing activities	(3,450)	(3,072,271)

Cash flows from financing activities:
Payments to related parties	—	(1,711,600)
Receipts from related parties	—	390,041
Proceeds from initial public offering	—	12,738,288
Proceeds from issuance of common stock, net	2,151,310	—
Proceeds from exercise of warrants	5,425,112	—
Proceeds from debt	2,749,791	8,151,889
Repayments on debt	(5,317,833)	(8,852,491)
Payment of fees from issuance of common stock	—	(53,549)
Net cash provided by financing activities	5,008,380	10,662,578

Net increase (decrease) in cash	(60,824)	98,440
Cash, beginning of period	69,714	205,093
Cash, end of period	$8,890	$303,533

Supplemental disclosure of cash flow information:
Interest paid	$1,661,288	$3,257,894
Taxes paid	$—	$—

Non-cash investing and financing activities:
Stock issued for conversion of accounts payable	$—	$147,223
Stock issued for conversion of accrued compensation	$1,178,311	$—
Stock issued for conversion of convertible notes and interest	$6,462,691	$5,622,885
Stock issued for exercise of warrants	$13	$—
Conversion of notes payable to accrued expenses	$49,192	$—
Conversion of interest to notes payable	$334,950	$—
Stock issued for conversion of accrued board fees	$30,000	$—
Debt issued in connection with acquisition of Ceautamed	$—	$5,600,000
Equipment obtained with financing	$—	$181,815

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023 AND 2022

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

On August 15, 2022, SMFL entered into a joint venture with a seller of Ceautamed to form Smart Acquisition Group, LLC. This subsidiary is 50% owned by the Company and 50% owned by Stuart Benson, the former owner and principal of Ceautamed. This company was formed to expand M&A growth initiatives through the identification, negotiation, financing and acquisition of companies by SMFL. As of September 30, 2023, there are no assets or activity associated with this joint venture.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023 AND 2022

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

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023 and 2022 have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results of the full fiscal year.

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

On August 2, 2023, the Company effected a 1-for-3 reverse stock split. The impact of this transaction is reflected within all common stock, options, and warrant information retrospectively in these condensed consolidated financial statements. As a result of the reverse stock split, the Company’s authorized common stock decreased to 166,666,667 shares.

On October 27, 2023, the Company effected a 1-for-3 reverse stock split. The impact of this transaction is reflected within all common stock, options, and warrant information retrospectively in these condensed consolidated financial statements. As a result of the reverse stock split, the Company’s authorized common stock decreased to 55,555,556 shares.

Liquidity, Capital Resources and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses and has a deficiency in working capital of approximately $11.4 million at September 30, 2023, a net loss for the nine months ended September 30, 2023 of $12.8 million, and cash used in operating activities of $5.1 million, which raises substantial doubt about its ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the normal course of business. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. These factors, individually and collectively indicate that a material uncertainty exists that raises substantial doubt about the Company’s ability to continue as a going concern for one year from the date of issuance of these condensed interim consolidated financial statements.

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

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates include, among other items, assessing the collectability of receivables, the realization of deferred taxes, useful lives and recoverability of tangible and intangible assets, assumptions used in the valuation of options and warrants, the computation of revenue based on the proportional delivery of services, and accruals for commitments and contingencies. Some of these estimates can be subjective and complex and, consequently, actual results could differ materially from those estimates.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three (3) months or less to be cash equivalents. At September 30, 2023 and December 31, 2022, there were no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts represents the Company’s estimate for uncollectible receivables based on a review of specific accounts and the Company’s historical collection experience. The Company writes off specific accounts based on an ongoing review of collectability, as well as management’s past experience with the customers. Accounts receivables are presented net of an allowance for doubtful accounts of $78,947 and $57,581 at September 30, 2023 and December 31, 2022, respectively.

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

No goodwill impairments were recognized during the three and nine months ended September 30, 2023 and 2022.

Intangible Assets

Intangible assets consist of customer contracts, developed technology, non-compete agreements, license agreements, patents, tradenames, supplier contracts, and intellectual property acquired in the acquisitions of BSNM, DSO, Nexus, GSP, and Ceautamed. The Company amortizes intangible assets with finite lives on a straight-line basis over their estimated useful lives which ranges from 3 to 15 years.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

Long-Lived Assets

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. The Company recognized an impairment related to the affiliate relationships associated with the Nexus subsidiary of $466,737, and $0 for the nine months ended September 30, 2023 and 2022, respectively.

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

Fair Value Measurement

Under ASC Topic 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). ASC Topic 820 establishes a hierarchy for inputs to valuation techniques used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that reflect assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. There are three levels to the hierarchy based on the reliability of inputs, as follows:

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
SEPTEMBER 30, 2023 AND 2022

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

Products (BSNM, DSO, GSP, and Ceautamed)

The Company generates product revenues by manufacturing and packaging of nutraceutical products as a contract manufacturer for customers. The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company records deferred revenues for prepaid amounts from customers due to no performance obligations being met at such time. The Company did not have any material unsatisfied performance obligations at September 30, 2023 or December 31, 2022.

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

Nexus’ general payment terms are short-term in duration. Nexus does not have significant financing components or payment terms. Nexus did not have any material unsatisfied performance obligations at September 30, 2023 or December 31, 2022.

Freight

Freight costs are recorded in cost of goods sold as incurred. Freight costs for the nine months ended September 30, 2023 and 2022 amounted to $231,897 and $754,909, respectively. Freight costs for the three months ended September 30, 2023 and 2022 were $61,952 and $226,063, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising costs for the nine months ended September 30, 2023 and 2022 were $1,369,031 and $1,618,467, respectively. Advertising costs for the three months ended September 30, 2023 and 2022 were $501,874 and $621,841, respectively.

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

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

Income Taxes

The Company accounts for income taxes under the provisions of ASC 740, Income Taxes. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. At September 30, 2023 and December 31, 2022, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company’s tax years subject to examination by tax authorities generally remain open for three (3) years from the date of filing.

The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. Due to the continued losses, the Company has recorded a full valuation allowance at the end of September 30, 2023 and December 31, 2022.

Employee Retention Credits

In accordance with the 2022 CARES Act, the Company filed for Employee Retention Credits for applicable periods in 2020 and 2021. As amounts to be refunded are subject to IRS calculations, and the timing for processing of the credits are unknown, the Company recognizes as other income amounts refunded upon the receipt of the payment. During the nine months ended September 30, 2023 and 2022 the Company received $586,556 and $0, respectively.

Net Loss Per Share

Basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2023, and 2022 was determined by dividing net loss by the weighted average shares of common stock outstanding during the period. The Company’s potentially dilutive shares, consisting of 974,513 warrants and 304,511 stock options, have not been included in the computation of dilutive net loss per share for the 2023 periods as the result would be antidilutive. The Company’s potentially dilutive shares, consisting of 483,174 warrants and 8,334 stock options, have not been included in the computation of dilutive net loss per share for the 2022 periods as the result would be antidilutive.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments”, which has been subsequently amended (“ASU 2016-13”). This updated accounting guidance significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on trade receivables, loans and other financial instruments. This update is effective for the Company’s fiscal year beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this new standard on January 1, 2023, and the adoption had no material impact on the Company's consolidated financial statements.

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

As a result of the misstatement pertaining to the reclassification of the intangible assets, the Company noted an immaterial error associated with the recording of amortization expense. The Company recorded an error totaling $279,575 of amortization during the year ended December 31, 2022, and $67,075 for the three months ended March 31, 2023, respectively, collectively $346,768 that should not have been expensed. In accordance with ASC 250, Accounting Changes and Error Correction, the change in estimate for the fiscal year 2023 and beyond is reported on a prospective basis and the prior financial statements are not restated.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023 AND 2022

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

Consolidated Balance Sheet as of December 31, 2022

	As Previously Reported	PPA Finalization	Corrections	As Adjusted
Intangible assets, net	$20,936,258	$(340,100)	$(4,134,000)	$16,462,158
Goodwill	1,342,000	340,100	4,134,000	5,816,100

Condensed Consolidated Balance Sheet as of March 31, 2023

	As Previously Reported	PPA Finalization	Corrections	As Adjusted
Intangible assets, net	$20,326,040	$(340,100)	$(4,134,000)	$15,851,940
Goodwill	1,342,000	340,100	4,134,000	5,816,100

Note 4 — Inventory

Inventory consisted of the following:

	September 30, 2023	December 31, 2022
Raw materials	$541,520	$644,202
Packaging materials	906,386	946,884
Finished goods	438,476	1,074,415
Inventory in transit	101,348	—
	$1,987,730	$2,665,501

Note 5 — Property and Equipment

Property and equipment consisted of the following:

	Estimated Useful Lives (in Years)	September 30, 2023	December 31, 2022
Furniture and fixtures	7	$9,139	$9,139
Equipment – manufacturing	5	1,346,152	1,342,702
Building and equipment	5	3,839	3,840
Leasehold improvements	3.5	90,099	90,099
		1,449,229	1,445,780
Less: accumulated depreciation and amortization		(1,137,757)	(963,561)
Property and equipment, net		$311,472	$482,219

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

Depreciation and amortization expense for the nine months ended September 30, 2023 and 2022 totaled $174,174 and $222,184, respectively, which is included in depreciation and amortization expense. Depreciation and amortization expense for the three months ended September 30, 2023 and 2022 totaled $46,271 and $80,006, respectively, which is included in depreciation and amortization expense.

Note 6 — Intangible Assets

Intangible assets consisted of the following:

	Estimated Useful Lives (in Years)	September 30, 2023	December 31, 2022 (As adjusted)
Customer contracts	7-10	$6,375,525	$6,842,262
Developed technology	15	1,660,000	1,660,000
Non-compete agreements	3	840,000	840,000
Patents	5-10	2,950,000	2,950,000
Tradename	10-15	4,170,000	4,170,000
Supplier contracts	10	1,800,000	1,800,000
Licenses agreements	5	584,220	584,220
Total intangible assets		18,379,745	18,846,482
Less: amortization		(4,038,000)	(2,384,324)
Intangibles, net		$14,341,745	$16,462,158

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

The allocation of the Ceautamed purchase price in 2022 to intangibles assets, including customer contracts and non-compete agreements, was based on provisional valuations performed to estimate the fair value of the assets as of the acquisition date. The Company engaged an independent valuation firm to perform a purchase price allocation, noting differences in the intangible assets and values. The independent valuation resulted in reclassification of the assets which have been represented in the December 31, 2022 balances. Additionally, $340,100 was reclassified from intangible assets to goodwill.

The table below identifies the changes to each of the intangible assets as a result of the PPAs obtained related to the Nexus and Ceautamed acquisitions.

	December 31, 2022 previously reported	PPA Adjustments	December 31, 2022 (As Adjusted)
Customer contracts	$17,046,076	$(10,203,814)	$6,842,262
Developed technology	1,570,000	90,000	1,660,000
Non-compete agreements	1,595,530	(755,530)	840,000
Patents	230,000	2,720,000	2,950,000
Tradename	2,010,000	2,160,000	4,170,000
Intellectual property	385,199	(385,199)	—
Supplier contracts	—	1,800,000	1,800,000
Licenses agreements	584,220	—	584,220
Total intangible assets	$23,421,025	$(4,574,543)	$18,846,482

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023 AND 2022

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

Amortization for the three months ended September 30, 2023 and 2022 was $569,539 and $442,405, respectively, which is included in depreciation and amortization expense.

Amortization for the nine months ended September 30, 2023 and 2022 was $1,640,439 and $1,148,603, respectively, which is included in depreciation and amortization expense.

The future amortization is as follows:

Years Ending December 31:
2023 (remainder of year)	$569,537
2024	2,278,242
2025	1,918,440
2026	1,354,076
2027	1,236,022
Thereafter	6,985,428
Total	$14,341,745

Note 7 — Leases

Leases Involving Real Estate

Leases of distribution and manufacturing facilities, customer support centers and the Company’s corporate headquarters have lease terms that generally range from 5 to 7 years.

Rental payments on these leases typically provide for fixed minimum payments that increase over the lease term at predetermined amounts. Certain leases of real estate provide for rental increases based on the consumer price index, which are included in the Company’s measurement of lease payments based on the rate or index in effect at lease commencement and are therefore included in the measurement of the lease liabilities.

Leases Involving Equipment

Equipment leases have lease terms that generally range from less than 4 years to 5 years. Rental payments on these leases typically provide for fixed minimum payments that increase over the lease term at predetermined amounts, are included in the measurement of lease payments, and are included in the measurement of lease liabilities. Certain leases involving equipment have purchase options. When those options are reasonably certain of being exercised, the Company reflects such purchase options when measuring the lease term and lease payments for those leases.

Financial Information

The following provides information about the Company’s right of use assets and lease liabilities for its operating and finance leases as of September 30, 2023 and December 31, 2022:

	Balance Sheet classification	September 30, 2023	December 31, 2022
Right of use assets Operating leases	Operating leases right-of-use asset	$2,421,550	$2,672,866

Lease liabilities
Current
Operating leases	Operating lease liabilities, current portion	347,852	303,819
Noncurrent
Operating leases	Operating lease liabilities, non-current portion	2,157,344	2,423,446
Total lease liabilities		$2,505,196	$2,727,265

The components of the Company’s lease costs for the nine months ended September 30, 2023 and 2022 are as follows:

	Income Statement Classification	September 30, 2023	September 30, 2022
Rent expense	General and administration	$431,227	$492,142

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

Supplemental cash flow information related to Company’s leases for the nine months ended September 30, 2023:

Operating leases
Cash paid for amounts included in the measurement of lease liabilities	$431,227

Weighted average remaining lease term and weighted average discount rate for the Company’s leases as of September 30, 2023:

Operating leases
Weighted average remaining term (in years)	4.84
Weighted average discount rate	12.00%

Annual maturity analysis of the Company’s lease liabilities as of September 30, 2023:

Operating leases
2023	$156,089
2024	633,037
2025	651,828
2026	671,213
2027	658,622
Thereafter	636,776
Total payments	3,407,565
Less: interest	(902,369)
Present value of lease liability	2,505,196
Less: Current portion of lease liabilities	(347,852)
Noncurrent portion of lease liabilities	$2,157,344

Note 8 — Debt

Original Issue Discount Subordinated Debentures

In June 2022, the Company commenced offerings of original issue discount subordinated debentures. As of September 30, 2023, the Company has completed multiple closings and issued debentures in the aggregate principal amount of $5,142,040, of which $1,229,413 was issued with issuance costs of $184,413 for the nine months ended September 30, 2023. The debentures contain an original issue discount of 15%, or an aggregate original issue discount of $771,183. As a result, the total purchase price was $4,370,858. The debentures bear interest at a rate of 17.5% per annum and are due from January through November 2024. The outstanding principal amount and all accrued interest is due and payable on the earlier of (i) the completion of the Company’s next equity financing in which it receives gross proceeds in excess of $20 million, (ii) twenty-four months after the date of issuance or (iii) within 30 days after election of repayment from the holder so long as the election is after the 6-month anniversary of the debenture. The Company may voluntarily prepay the debentures in whole or in part without premium or penalty. The debentures contain customary events of default for a loan of this type. The debentures are unsecured and are subordinated in right of payment to the prior payment in full of all senior indebtedness and are pari passu in right of payment to any other unsecured indebtedness incurred by the Company in favor of any third party. As of September 30, 2023, the outstanding principal balance of the debentures was $4,252,947, the unamortized debt issuance cost was $173,423 and accrued interest was $866,272. On May 30, 2023, two of the debenture agreements totaling $250,000 were converted into 1,121 shares of the Company’s series B preferred stock, at a conversion price of $223.01. During the nine months ended September 30, 2023, an aggregate of $1,045,000 was raised via these debentures.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

Original Issue Discount Secured Subordinated Note

On July 29, 2022, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which it sold an original issue discount secured subordinated note in the principal amount of $2,272,727 to such investor. The note contains an original issue discount of 12%, or $272,727. As a result, the total purchase price was $2,000,000, the proceeds of which were used to fund the acquisition of Ceautamed. The note shall bear interest at the rate of 16% per annum and matures on July 29, 2027. The outstanding principal and all accrued interest shall be amortized on a 60-month straight-line basis. The Company may prepay the principal and all accrued and unpaid interest on the note without penalty, in whole or in part; provided however, in no event before January 15, 2023, unless with the explicit prior written approval of the holder. The note contains customary events of default for a loan of this type. The note is guaranteed by BSNM, DSO, Nexus, GSP and Ceautamed and is secured by a security interest in all of the assets of the Company and such guarantors; provided that such security interest is subordinate to the rights of the lenders under any senior indebtedness (as defined in the note). As of September 30, 2023 the outstanding principal balance of the note was $2,217,853 the unamortized debt issuance cost was $186,548 and accrued interest was $413,189. During the nine months ended September 30, 2023, the Company recognized $63,477 of interest expense associated with the amortization of the debt issuance cost.

Acquisition Notes

On July 1, 2021, the Company issued a 6% secured subordinated promissory note in the principal amount of $3,000,000 to a related party, Sasson E. Moulavi (“Dr. Moulavi”), in connection with the acquisition of DSO. This note accrues interest at 6% per annum and the outstanding principal and interest will be amortized on a straight-line basis and are payable quarterly in accordance with the amortization schedule, with all amounts due and payable on July 1, 2024. On November 29, 2022, the Company entered into a letter agreement with Sasson E. Moulavi to amend the terms of the note. Pursuant to the letter agreement, the parties agreed to amend and restate the note to amend the amortization schedule, with the first payment deferred until February 15, 2023 and all amounts due and payable on August 15, 2024. In exchange for the agreement of Dr. Moulavi to enter into the letter agreement, the Company agreed to (i) issue to Dr. Moulavi 100,000 shares of common stock under the Company’s 2022 Equity Incentive Plan and (ii) pay to Dr. Moulavi a fee of $50,000 in cash, which shall be paid upon completion of the Company’s anticipated debt financing and is included in debt balance. The Company may prepay all or any portion of this note any time prior to maturity without premium or penalty. This note contains customary covenants and events of default for a loan of this type, including if a default occurs under any senior secured indebtedness to banks and other financial institutions or private equity funds, and is secured by a security interest in all of the assets of DSO; provided that such security interest is subordinate to the rights of the lenders under any such senior secured indebtedness. During the nine months ended September 30, 2023, the Company made principal cash payments of $150,000 and $196,000 for the new note. On May 25, 2023 the note was modified whereby $1,500,000 in principal amount of the note was converted to 6,727 shares of the Company’s series B preferred stock. The remaining $1,400,000 of principal plus accrued interest of $334,950 was converted into a new note with the same interest rate and maturity date. As of September 30, 2023, the outstanding principal balance of this note was $1,538,950 and accrued interest was $32,574.

On November 8, 2021, the Company issued a 5% secured subordinated promissory note in the principal amount of $1,900,000 to related parties, Justin Francisco and Steven Rubert, in connection with the acquisition of Nexus. This note accrued interest at 5% per annum and the outstanding principal and interest was amortized on a straight-line basis and are payable quarterly in accordance with the amortization schedule attached to the note, with all amounts due and payable on November 8, 2024. On May 25, 2023, the note and accrued interest $12,966 was converted to 8,579 shares of the Company’s series B preferred stock which resulted in the note being fully paid at September 30, 2023.

On July 29, 2022, the Company issued secured subordinated convertible promissory notes in the aggregate principal amount of $2,150,000 in connection with the acquisition of Ceautamed, which are partially with a related party. The notes bore interest at the rate of 5% per annum with all principal and accrued interest being due and payable in one lump sum on July 29, 2025; provided that upon an event of default (as defined in the notes), such interest rate shall increase to 10%. On May 25, 2023, the note and accrued interest of $89,584 was converted to 10,458 shares of the Company’s series B preferred stock which resulted in the note being fully paid at September 30, 2023.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

On July 29, 2022, the Company issued secured subordinated promissory notes in the aggregate principal amount of $2,150,000 in connection with the acquisition of Ceautamed, which are partially with a related party. The notes shall bear interest at the rate of 5% per annum and mature on July 29, 2025; provided that upon an event of default (as defined in the notes), such interest rate shall increase to 10%. The outstanding principal and all accrued interest shall be amortized on a five-year straight-line basis and payable quarterly in accordance with the amortization schedule to the notes. The Company may redeem all or any portion of the notes at any time without premium or penalty. The notes contain customary covenants and events of default for loans of this type, including upon any default under the senior indebtedness (as defined in the notes). The notes are guaranteed by Ceautamed and are secured by a security interest in all of the assets of such guarantors; provided that such security interest is subordinate to the rights of the lenders under any such senior indebtedness. As of September 30, 2023, the outstanding principal balance of these notes was $2,203,993, unamortized debt issuance cost was $0 and accrued interest was $196,552.

On July 29, 2022, the Company issued secured subordinated promissory notes in the aggregate principal amount of $1,300,000 in connection with the acquisition of Ceautamed, which are partially with a related party. The notes bear interest at the rate of 5% per annum with all principal and accrued interest being due and payable in one lump sum ninety (90) days from the date of the note; provided that upon an event of default (as defined in the notes), such interest rate shall increase to 10%. On November 28, 2022, the Company entered into letter agreements with the holders of most of the notes to amend the terms of these notes. Pursuant to letter agreements, the parties agreed to extend the maturity date to June 1, 2023 and agreed to a seven month payment schedule, with the first payment due December 1, 2022. The parties also agreed to increase the default interest rate from 10% to 15%. The Company also agreed that if an event of default (as defined in the notes) has occurred and is continuing, then the Company shall not create any senior indebtedness (as defined in the notes) without the consent of the holders of a majority of the principal amount of the notes. In exchange for the agreement of the holders to enter into the letter agreements, the Company agreed to pay certain amendment fees as more particularly described in the letter agreements. On April 1, 2023, the Company entered into letter agreements with the holders of most of the notes, pursuant to which the Company agreed to pay the remaining balance of the notes in two payments on May 1, 2023 and June 1, 2023. One of the note holders agreed to settle the amount due to the holder for a lesser amount, resulting in a gain on extinguishment of debt of $60,764. In addition, the Company agreed to prepay a portion of the outstanding principal and accrued interest on the notes upon the occurrence of any of the following events: (i) in the event the Company receives any tax refunds claimed with respect to an “employee retention credit” pursuant to Section 2301 of the CARES Act (or any corresponding or similar provisions of state or local law) or receives any cash from factoring or assigning the right to receive such tax refunds, the Company must prepay $150,000 of the outstanding principal and accrued interest on the notes; (ii) in the event the Company or any its subsidiaries raise capital through the issuance of any convertible debentures, the Company must prepay the outstanding principal and accrued interest on the notes in an amount equal to one-third (1/3) of the net proceeds from such financing; and (iii) in the event the Company or any of its subsidiaries consummates an equity or equity-linked capital raise with the assistance of an investment bank, the Company must prepay the outstanding principal and accrued interest on the notes in an amount equal to one-third (1/3) of the proceeds raised by the Company or any of its subsidiaries, up to an aggregate amount of $350,000, plus any then overdue principal payments. The Company is in the process of negotiating a similar extension of one remaining note in the principal amount of $100,000. The Company may redeem all or any portion of the notes at any time without premium or penalty. The notes contain customary covenants and events of default for loans of this type, including upon any default under the senior indebtedness (as defined in the notes). The notes are guaranteed by Ceautamed and are secured by a security interest in all of the assets of such guarantors; provided that such security interest is subordinate to the rights of the lenders under any such senior indebtedness. As of September 30, 2023, the outstanding principal balance of these notes was $90,000, unamortized debt issuance cost was $0 and accrued interest was $5,350.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

Other Promissory Notes and Cash Advances

Promissory Notes

On July 1, 2021, the Company entered into a loan agreement with Diamond Creek Capital, LLC for a term loan in the principal amount of up to $3,000,000. The loan bears interest at a rate of 15.0% per annum, provided that upon an event of default, such rate shall increase by 5%. The loan was due and payable on the earlier of July 1, 2022 or upon completion of the Company’s initial public offering (the “IPO”). The Company repaid $1,325,000 of the principal balance and $27,604 of the interest from the proceeds of the IPO. In connection with such repayment, the lender agreed that the remaining loan is due and payable on July 1, 2023. On April 20, 2023, the Company entered into a third amendment to the loan agreement, which provides that the Company shall make a payment towards the reduction of principal in the amount of $250,000 within two business days of the earlier to occur of the following events: (i) the Company receives any tax refunds claimed with respect to an “employee retention credit” pursuant to Section 2301 of the CARES Act (or any corresponding or similar provisions of state or local law) or receives any cash from factoring or assigning the right to receive such tax refunds, or (ii) the completion of a public offering of securities pursuant to a Registration Statement on Form S-3. In addition, within two business days following the completion of a public offering of securities pursuant to a Registration Statement on Form S-1, the Company agreed to pay in full all outstanding amounts owing under the loan agreement. The amendment also provides that following the payment of $250,000 described above, monthly payments of principal and interest pursuant to shall be an aggregate of $30,000 per month, until the amounts owing under the loan agreement are paid in full. The loan is secured by all of the Company’s assets and contains customary events of default. As of September 30, 2023, the outstanding principal balance of this note was $638,062 and accrued interest was $0. As of September 30, 2023, the Company was in compliance with the covenants related to this note.

In 2018, the Company entered into an amended loan agreement and convertible promissory note for $200,000 with a third party. On September 30, 2023, the outstanding amount was $100,000 and accrued interest was $158,518. The amended loan agreement and convertible promissory note (convertible at fair value of shares) was in default at September 30, 2023.

On October 12, 2022, the Company issued promissory notes in the principal amount of $258,000 to third parties. These promissory notes bear interest of 15% to 20% and are payable on December 2022 and January 2023. During the nine months ended September 30, 2023, the Company made various principal and interest payments on the notes. On May 26, 2023, only the remaining principal balance of $105,000 was converted into 489 shares of the Company’s series B preferred stock, the accrued interest was not converted. As of September 30, 2023, the outstanding principal balance was $0 and accrued interest was $14,329.

On November 2, 2022, the Company issued a promissory note to a board member in the principal amount of $50,000. This note bears interest at a rate of 12% and is due on demand. During the nine months ended September 30, 2023 the principal balance was paid in full, however the accrued interest was not paid. At September 30, 2023, the outstanding amount was $0 and accrued interest was $2,387.

On December 6, 2022, the Company issued a promissory note to a board member in the principal amount of $30,000. This note bore interest at a rate of 12% and was due on demand. The remaining principal balance of $30,000 as of May 26, 2023 was converted into 142 shares of the Company’s series B preferred stock which resulted in the note being fully paid at September 30, 2023.

On December 21, 2022, the Company issued a promissory note to a board member in the principal amount of $100,000. This note bore interest at a rate of 12% and was due on demand. The remaining principal balance of $100,000 as of May 26, 2023 was converted into 472 shares of the Company’s series B preferred stock which resulted in the note being fully paid at September 30, 2023.

On February 8, 2023, the Company issued a promissory note to a board member in the principal amount of $50,000. This note bore interest at a rate of 12% and was due on demand. The remaining principal balance as of May 26, 2023 was converted into 232 shares of the Company’s series B preferred stock which resulted in the note being fully paid at September 30, 2023.

On February 14, 2023, the Company issued a promissory note to a third party in the principal amount of $50,000. This note bore interest at a rate of 12% and was due on demand. During the nine months ended September 30, 2023, the Company made various principal and interest payments on the notes. The remaining principal balance of $20,000 as of May 26, 2023 was converted into 93 shares of the Company’s series B preferred stock. At September 30, 2023, the outstanding amount was $0 and accrued interest was $992.

On February 16, 2023, the Company issued a promissory note to a third party in the principal amount of $50,000. This note bore interest at a rate of 12% and was due on August 26, 2023. The remaining principal balance as of May 26, 2023 was converted into 224 shares of the Company’s series B preferred stock which resulted in the note being fully paid at September 30, 2023. At September 30, 2023, the outstanding amount was $0 and accrued interest was $2,153.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

On March 7, 2023, the Company issued a promissory note to a board member in the principal amount of $137,000. This note bears interest at a rate of 12% and is due on demand. During the nine months ended September 30, 2023, the Company made various principal and interest payments on the notes. On May 26, 2023, $50,000 of principal and $1,137 of interest was converted 230 shares of into the Company’s series B preferred stock. At September 30, 2023, the outstanding amount was $51,294 and accrued interest was $4,086.

On April 13, 2023, the Company issued a promissory note to a third party in the principal amount of $59,000. This note bore interest at a rate of 12% and was due on demand. The remaining principal balance as of May 26, 2023, was converted into 273 shares of the Company’s series B preferred stock which resulted in the note being fully paid at September 30, 2023.

On April 21, 2023, the Company issued a promissory note to a board member in the principal amount of $53,000. This note bears interest at a rate of 12% and is due on demand. At September 30, 2023, the outstanding amount was $30,000 and accrued interest was $800.

On June 22, 2023, the Company issued a promissory note to a board member in the principal amount of $118,000. This note bears interest at a rate of 17.5% and is due on demand. At September 30, 2023, the outstanding amount was $118,000 and accrued interest was $5,658.

On July 12, 2023, the Company issued a promissory note to a third party in the principal amount of $25,000. This note bears interest at a rate of 12% and is due on demand. At September 30, 2023, the outstanding amount was $25,000 and accrued interest was $658.

On July 25, 2023, the Company issued a promissory note to a board member in the principal amount of $100,000. This note bears interest at a rate of 12% and is due on demand. At September 30, 2023, the outstanding amount was $100,000 and accrued interest was $2,203.

On August 10, 2023, the Company issued a promissory note to a board member in the principal amount of $50,000. This note bears interest at a rate of 12% and is due on demand. At September 30, 2023, the outstanding amount was $50,000 and accrued interest was $838.

On August 15, 2023, the Company issued a promissory note to a board member in the principal amount of $30,000. This note bears interest at a rate of 12% and is due on demand. At September 30, 2023, the outstanding amount was $30,000 and accrued interest was $454.

On August 24, 2023, the Company issued a promissory note to a third party in the principal amount of $60,000. This note bears interest at a rate of 12% and is due on demand. At September 30, 2023, the outstanding amount was $60,000 and accrued interest was $0.

On September 7, 2023, the Company issued a promissory note to a board member in the principal amount of $35,000. This note bears interest at a rate of 12% and is due on demand. At September 30, 2023, the outstanding amount was $35,000 and accrued interest was $265.

On September 14, 2023, the Company issued a promissory note to a third party in the principal amount of $100,000. This note bears interest at a rate of 12% and is due on demand. At September 30, 2023, the outstanding amount was $100,000 and accrued interest was $526.

On September 29, 2023, the Company issued a promissory note to a board member in the principal amount of $35,000. This note bears interest at a rate of 12% and is due on demand. At September 30, 2023, the outstanding amount was $35,000 and accrued interest was $12.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

A note from 2018 with a principal balance of $55,000 plus accrued interest of $24,776 was converted into 358 of the Company’s series B preferred stock which resulted in the note being fully paid at September 30, 2023.

Cash Advances

In June 2022, the Company entered into a cash advance agreement for $341,150 with a required repayment amount of $490,000, which required weekly payments of approximately $19,738. The cash advance agreement was fully paid at September 30, 2023.

In July 2022, the Company entered into a cash advance agreement for $650,000 with a required repayment amount of $897,750, which requires weekly payments of approximately $40,806. In May 2023, the Company agreed to a settlement for a lesser amount resulting in a gain on extinguishment of $50,814. At September 30, 2023, the outstanding amount was $147,500.

In August 2022, the Company entered into a cash advance agreement for $100,000 with a required repayment amount of $146,260, which requires weekly payments of approximately $6,200. At September 30, 2023, the outstanding amount was $4,360.

In September 2022, the Company entered into a cash advance agreement for $243,750 with a required repayment amount of $372,500, which requires weekly payments of approximately $15,000. In May 2023, the Company agreed to a settlement for a lesser amount resulting in a gain on extinguishment of $37,500. At September 30, 2023, the outstanding amount was $24,979.

In November 2022, the Company entered into cash advance agreements for an aggregate of $592,236 with an aggregated required repayment amount of $994,460, which requires weekly payments of approximately $52,422. In June 2023, the Company agreed to a settlement with one of the agreements for a lesser amount resulting in a gain on extinguishment of $63,968. At September 30, 2023, the outstanding amount was $83,037.

In December 2022, the Company entered into cash advance agreements for $293,000 with a required repayment amount of $439,207, which requires weekly payments of approximately $39,905. At September 30, 2023, the outstanding amount was $8,271.

In January 2023, the Company entered into cash advance agreements for $387,000 with a required repayment amount of $593,604, which required weekly payments of approximately $39,980. The cash advance agreements were fully satisfied with payments and a settlement resulting in a gain on extinguishment of $33,579 at September 30, 2023.

In June 2023, the Company refinanced the January 2023 agreements with balances of $284,029 and entered into cash advance agreements and received an additional $107,071 with a required repayment amount of $652,065, which requires weekly payments of approximately $48,625. At September 30, 2023, the outstanding amount was $76,670 and unamortized debt issuance cost of $20,994.

In July 2023, the Company entered into cash advance agreements for $74,950 with a required repayment amount of $74,950 which requires weekly payments of approximately $7,495. At September 30, 2023, the outstanding amount was $38,974.

In August 2023, the Company refinanced an agreement from June 2023, as a result the Company received an additional $48,030. At September 30, 2023, the outstanding amount was $514,670 and unamortized debt issuance cost of $219,172.

Equipment Financing Loan

In May 2022, the Company entered into an equipment financing loan for $146,765 used for the purchase of equipment within BSNM’s operations. The loan bears interest at 10.18% and matures on April 1, 2027. At September 30, 2023, the outstanding amount was $114,511.

In August 2022, the Company entered into an equipment financing loan for $35,050 used for the purchase of equipment within BSNM’s operations. The loan bears interest at 10.18% and matures on August 1, 2027. At September 30, 2023, the outstanding amount was $29,495.

In July 2022, the Company entered into an equipment financing loan for $8,463 used for the purchase of equipment within Ceautamed’s operations. At September 30, 2023, the outstanding amount was $4,873.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

Revolving Lines of Credit

In 2021, DSO entered into two revolving lines of credit with a bank, which permit borrowings up to $958,000 and bear interest at 9.49% with no expiration date. As of September 30, 2023, the outstanding principal balance of these lines of credit was $124,051.

In August 2022, Ceautamed entered into a revolving line of credit with a bank, which permits borrowings up to $50,000 and bears interest at 45.09% with no expiration date. In 2023, the Company borrowed an additional $43,000. As of September 30, 2023, the outstanding principal balance of these lines of credit was $50,337.

In September 2022, DSO entered into a revolving line of credit with a bank, which permits borrowings up to $70,000 and bears interest at 9.49% with no expiration date. As of September 30, 2023, the outstanding principal balance of this line of credit was $16,544.

In September 2023, DSO entered into a merchant loan agreement for $110,740. Repayment amounts are 17% of the daily account credits processed through the provider until the loan amount is paid in full. As of September 30, 2023, the outstanding principal balance was $110,740.

EIDL Loan

In June 2020, pursuant to the economic injury disaster loan (“EIDL”) program under the under the provisions of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), the Company entered into a promissory note with the U.S. Small Business Administration (the “SBA”) with a principal amount of $300,000. This loan matures in 30 years and bears interest at a rate of 3.75%. The loan is secured by all of the Company’s assets. As of September 30, 2023, the outstanding principal balance of this loan was $300,000 and accrued interest was $36,781.

PPP Loans

In February 2021, the Company received an additional $261,164 in PPP loans under the CARES Act. This loan bears interest at a rate of 1% per annum and matures in April 2025. As of September 30, 2023, the outstanding balance of this loan was $197,457 and accrued interest was $9,927.

Total Debt

Debt is comprised of the following components as of September 30, 2023:

Original issue discount subordinated debentures	$4,252,947
Original issue discount secured subordinated note	2,217,853
Acquisition notes	3,832,943
Promissory notes and cash advances	2,270,917
Revolving lines of credit	301,672
Equipment financing loan	148,879
EIDL loan	300,000
PPP loans	197,457
13,522,668
Debt issuance costs	(613,138)
Debt, net	12,909,530
Debt, current	4,878,552
Debt issuance costs, current	(474,090)
Current portion of debt, net	4,404,462
Debt, non-current	8,644,116
Debt issuance costs, non-current	(139,048)
Non-current portion of debt, net	$8,505,068

The Company was not in compliance will all debt covenants as of September 30, 2023, but waivers of non-compliance were obtained for all such debt, except as disclosed.

Balance at December 31, 2022	$20,558,246
Proceeds from new debt issued in 2023	2,749,791
Repayment of principal during 2023	(5,317,833)
Amortization of debt discounts	1,150,800
Stock issued for conversion of principal of debt	(6,266,895)
Gain on extinguishment of debt in 2023	(273,058)
Conversion of interest to notes payable	334,950
Conversion of principal to accrued expenses	(26,471)

Balance at September 30, 2023	$12,909,530

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

The future contractual maturities of the debt are as follows:

For the Year Ended December 31:
2023 (remainder of year)	$4,404,462
2024	5,197,804
2025	2,046,449
2026	517,178
2027	531,356
Thereafter	212,281
Total	$12,909,530

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

Cash

The Company places its cash with high credit quality financial institutions. At September 30, 2023 and December 31, 2022, the Company had no cash balances in excess of the Federal Deposit Insurance Corporation coverage of $250,000 per institution. The Company has not experienced any losses in such accounts.

Major Customers

For the nine months ended September 30, 2023 and 2022, the Company had two significant customers representing an aggregate of 54% and 41% of revenues and three that make up 52% and 66% of the accounts receivable balance, respectively.

For the three months ended September 30, 2023 and 2022, the Company had two and two significant customers representing an aggregate of 64% and 41% of revenues and three that make up 52% and 66% of the accounts receivable balance, respectively. The Company’s officers are closely monitoring the relationships with all customers.

Major Vendors

For the nine months ended September 30, 2023, the Company had one major supplier representing 16% of purchases, respectively. The Company had no major suppliers for the nine months ended September 30, 2022.

For the three months ended September 30, 2023 and 2022, the Company had one major supplier representing 17% and 10% of purchases, respectively. The Company’s officers are closely monitoring the relationships with all significant suppliers.

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

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. Interest and penalties related to income tax matters, if any, would be recognized as a component of income tax expense. At September 30, 2023 and December 2022, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. Currently, the tax years subsequent to 2018 are open and subject to examination by the taxing authorities.

At September 30, 2023, the Company had net operating loss carry forwards for federal income tax purposes of approximately $17.2 million, which will be available to offset future taxable income. The tax carryforwards have an indefinite life.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

Note 11 — Stockholders’ Equity

Series A Preferred Stock

During the nine months ended September 30, 2023, the remaining 1,000 shares of the series A preferred stock was converted into 3,334 shares of the Company’s common stock.

Series B Preferred Stock

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

Conversion Rights. Each share of series B preferred stock is convertible, at any time and from time to time from at the option of the holder thereof, into that number of shares of common stock determined by dividing the stated value of such share of series B preferred stock ($223) by the conversion price. The conversion price is $20.07 (subject to adjustments). Notwithstanding the foregoing, the Company shall not effect any conversion, and a holder shall not have the right to convert, any portion of the series B preferred stock to the extent that, after giving effect to the conversion, such holder (together with such holder’s affiliates) would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares issuable upon the conversion. This limitation may be waived (up to a maximum of 9.99%) by the holder and in its sole discretion, upon not less than sixty-one (61) days’ prior notice to the Company.

In May 2023, the Company issued 34,001 shares of series B preferred stock as settlement of debt, accrued interest, accrued compensation, and accrued board fees for a total value of $7,488,877.

In June 2023, the Company issued 817 shares of series B preferred stock as settlement of accrued interest totaling $182,153.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

Common Stock

On February 16, 2022, the Company entered into an underwriting agreement with Dawson James Securities, Inc., as representative of the several underwriters named on Schedule I thereto, relating to its IPO of units, each unit consisting of one share of common stock, a series A warrant to purchase one share of common stock and a series B warrant to purchase one share of common stock. Pursuant to the underwriting agreement, the Company agreed to sell 3,200 units to the underwriters, at a purchase price per unit of $4,095.00 (the offering price to the public of $4,500.00 per unit minus the underwriters’ discount), and also agreed to grant to the underwriters a 45-day option to purchase up to 480 additional shares of common stock, up to 480 additional series A warrants, and/or up to 480 additional series B warrants, in any combination thereof, at a purchase price to the public of $4,491.00 per share and $4.50 per warrant, less underwriting discounts and commissions, solely to cover over-allotments, if any.

On February 18, 2022, the closing of the IPO was completed. At the closing, the underwriters partially exercised the option and purchased 459 series A warrants and 459 series B warrants. Therefore, the Company sold 3,200 shares of common stock, 3,659 series A warrants and 3,659 series B warrants for total gross proceeds of $14,404,128. After deducting the underwriting commission and expenses, the Company received net proceeds of $12,738,288.

On February 18, 2022, the Company issued 859 shares of common stock upon the conversion of the 5% secured subordinated convertible promissory note in the principal amount of $1,900,000 along with interest of $32,500 issued to Justin Francisco and Steven Rubert in connection with the acquisition of Nexus.

On February 18, 2022, the Company issued 1,385 shares of common stock upon the conversion of the 6% secured subordinated convertible promissory note in the principal amount of $3,000,000 along with interest of $116,000 issued to Sasson E. Moulavi in connection with the acquisition of DSO.

On February 18, 2022, the Company issued 511 shares of common stock upon the conversion of the convertible promissory note in the principal amount of $500,000 along with interest of $74,583 issued to East West Capital LLC.

On February 18, 2022, the Company issued 95 additional shares of common stock to the stockholders of GSP and 33 additional shares of common stock to certain vendors of GSP in accordance with the terms of the contribution and exchange agreement described above. Based on the IPO share allocation of the unit, it was determined that the Company would issue the additional 95 shares.

On February 18, 2022, the Company issued an aggregate of 4,820 shares of common stock to various lenders pursuant to future equity agreements which required the Company to issue shares of common stock upon closing of the IPO, which resulted in an interest expense of $10,844,960.

In February through March 2022, the Company issued 2,755 shares of common stock upon the conversion of the convertible promissory note in the principal amount of $2,250,000 along with interest of $292,500 issued to several debt holders.

On March 10, 2022, the Company granted restricted stock awards for an aggregate of 1,949 shares of common stock to certain directors, officers, and consultants. A total of 1,505 of these shares vested in full on the date of grant. The remaining 445 shares, which were granted to independent directors, vest monthly over a one-year period which were recorded as a prepaid of $46,900 at December 31, 2022. A total of 520 of these shares were granted under the 2020 Stock Incentive Plan described below. The remaining 734 were granted under the 2022 Equity Incentive Plan described below. The shares, valued at $822,626, were based on the closing trading price per share of $422.10 on the date of the grant.

On April 17, 2023, the Company issued 556 shares of common stock as compensation for amending the license agreement associated with Sports Illustrated Nutrition.

On May 4, 2023, a shareholder converted 1,000 shares of series A preferred stock into 3,334 shares of common stock.

On May 2, 2023, the Company entered into a securities purchase agreement with an institutional investor, pursuant to which the Company agreed to issue and sell, in a registered direct offering, 10,512 shares of common stock and a pre-funded warrant to purchase up to 20,667 shares of common stock at an exercise price of $0.0009, at an offering price per share and pre-funded warrant of $28.845 and $28.844, respectively. In addition, under the securities purchase agreement, the Company agreed to issue to the investor a warrant to purchase up to 31,178 shares of common stock at an exercise price of $27.72 per share in a concurrent private placement. At closing, the investor exercised the pre-funded warrant in full. Accordingly, the Company issued to the investor 31,178 shares of common stock and a warrant to purchase up to 31,178 shares of common stock at an exercise price of $27.72 per share for total gross proceeds of $899,326 and net proceeds of $776,933.

H.C. Wainwright & Co., LLC (the “Placement Agent”) acted as the exclusive placement agent in connection with this offering and received a cash fee equal to 7.5% of the gross proceeds of the offering and a management fee equal to 1% of the gross proceeds of the offering. The Company also agreed to reimburse the Placement Agent $30,000 for fees and expenses of its legal counsel and other out-of-pocket expenses and $15,950 for certain closing costs. In addition to the cash fees, the Company issued to the Placement Agent warrants to purchase up to 2,339 shares of common stock at an exercise price of $36.0564 per share (or 125% of the offering price).

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

On May 17, 2023, the Company entered into a securities purchase agreement with an institutional investor, pursuant to which the Company agreed to issue and sell, in a registered direct offering 22,889 shares of common stock and a pre-funded warrant to purchase up to 42,100 shares of common stock at an exercise price of $0.0009, at an offering price per share and pre-funded warrant of $24.39 and $24.3891, respectively. In addition, under the securities purchase agreement, the Company agreed to issue to the investor a warrant to purchase up to 64,988 shares of common stock at an exercise price of $23.31 per share in a concurrent private placement. At closing, the investor exercised the pre-funded warrant in full. Accordingly, the Company issued to the investor 64,988 shares of common stock and a warrant to purchase up to 64,988 shares of common stock at an exercise price of $23.31 per share for total gross proceeds of $1,585,057 and net proceeds of $1,374,367.

The Placement Agent acted as the exclusive placement agent in connection with this offering and received a cash fee equal to 7.5% of the gross proceeds of the offering and a management fee equal to 1% of the gross proceeds of the offering. The Company also agreed to reimburse the Placement Agent $60,000 for fees and expenses of its legal counsel and other out-of-pocket expenses and $15,950 for certain closing costs. In addition to the cash fees, the Company issued to the Placement Agent warrants to purchase up to 4,875 shares of common stock at an exercise price of $30.4875 per share (or 125% of the offering price).

On May 24, 2023, the Company issued 556 shares of common stock to a note holder as compensation for amending the note.

On August 29, 2023, the Company issued 15,083 shares of common stock to a note holder as compensation for amending the note.

During the nine months ended September 30, 2023, the Company issued 429,214 shares of common stock upon exercise of warrants.

Stock Options and Warrants

In September 2020, the Company adopted its 2020 Incentive Plan (the “2020 Plan”) under which the Company is authorized to issue awards for up to 4,445 shares of common stock to directors, officers, employees, and consultants who provide services to the Company. Awards that may be granted include incentive stock options, non-qualified stock options and awards of restricted stock.

At September 30, 2023 and December 2022, there were 10 shares of common stock available for issuance under the 2020 Plan. The Company did not issue any other stock options under the 2020 Plan during the nine months ended September 30, 2023.

In January 2022, the Company adopted its 2022 Equity Inventive Plan (the “2022 Plan”) under which the Company is authorized to issue awards for up to 333,334 shares of common stock to directors, officers, employees, and consultants who provide services to the Company. Awards that may be granted include incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards and performance compensation awards. At September 30, 2023, there were 31,250 shares of common stock available for issuance under the 2022 Plan.

On August 12, 2022, the Company issued stock options to employees under the 2022 Plan for an aggregate of 2,518 shares of common stock. The stock options have an exercise price of $283.50 per share, will vest quarterly over a three-year period and expire ten (10) years after the date of issuance; provided that an option granted to Alfonso J. Cervantes, Jr., the Company’s Executive Chairman, for the purchase of 667 shares of common stock has an exercise price of $311.85 per share and expires five (5) years after the date of issuance. The Company did not issue any other stock options under the 2022 Plan during the nine months ended September 30, 2023.

The Company recognized $765,588 and $0 of compensation expense related to the vesting of options based on the service period during the nine months ended September 30, 2023 and 2022, respectively. The compensation expense recognized for the three months ended September 30, 2023 and 2022 was $685,380 and $0, respectively.

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

The series B warrants sold in the IPO are exercisable until the fifth anniversary of the issuance date at an exercise price equal to $1,500.00 per share and may be exercised on a cashless basis, whereby the holder will receive one share of common stock for each series B warrant exercised. As of September 30, 2023, 3,199 of the series B warrants were exercised on a cashless basis and the Company issued 3,199 shares of common stock upon such exercise.

In the nine months ended September 30, 2023 and 2022, warrant holders exercised an aggregate of 429,214 and 3,199 shares, respectively. In the three months ended September 30, 2023 and 2022 warrant holders exercised an aggregate of 129,598 and 4, respectively.

The warrant terms include a fundamental transaction clause whereby there is a change in control of the ownership of the company outside the control of the company – such as an unsolicited takeover of the company by an outsider – the holder of the warrant can demand either the fair value of the warrants in cash ( using a Black Scholes formula ) or common stock in the successor entity.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

The following is a summary of options and warrants granted, exercised, forfeited and outstanding during the nine months ended September 30, 2023:

	2023-Stock Options		2023-Warrants
	Number of Options	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2023	5,729	$150.93	502,009	$184.23
Granted	299,167	3.14	918,363	15.93
Exercised	—	—	429,214	1.53
Forfeited	385	0.36	16,645	0.09
Outstanding at September 30, 2023	304,511	$6.29	974,513	$110.59
Exercisable at September 30, 2023	147,942		974,513

	2022-Stock Options		2022-Warrants
	Number of Options	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2022	3,223	$4.50	32,894	$52.11
Granted	2,951	283.50	7,517	63.00
Exercised	435	4.50	3,198	—
Forfeited	10	4.50	613	—
Outstanding at September 30, 2022	5,729	$148.50	36,599	$59.76
Exercisable at September 30, 2022	2,778		36,599

Valuation Assumptions for Stock Options and Warrants

The fair value of each option and warrant issued in 2023 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.86 – 4.30%
Expected volatility	53%
Expected life (years)	5-10
Dividend yield	0%

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
SEPTEMBER 30, 2023 AND 2022

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

The Company is party to a management services agreement with Trilogy Capital Group, LLC (“Trilogy”), a company controlled by the Company’s Executive Chairman. For the nine months ended September 30, 2023 and 2022, the Company paid Trilogy $46,686 and $0, respectively, and for the three months ended September 30, 2023 and 2022, the Company paid Trilogy $19,139 and $0, respectively, for services rendered under a consulting agreement which are reflected in the statements of operations as consulting fees – related parties.

Note 14 — Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has reviewed its operations subsequent to September 30, 2023 to the date these condensed consolidated financial statements were issued, and has determined that, except as set forth below, it does not have any material subsequent events to disclose in these financial statements.

On October 18, 2023, the Company issued 29,130 shares of common stock upon the cashless exercise of warrants.

On October 23, 2023, the Company issued an aggregate of 95,234 shares of common stock upon the conversion of an aggregate of 8,579 shares of series B preferred stock.

On October 30, 2023, the Company issued 21,631 shares of common stock upon the cashless exercise of warrants.

Following the reverse stock split on October 27, 2023, the Company issued 19,071 shares of common stock related to the rounding of fractional shares.

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

Recent Developments

On October 27, 2023, we effected a 1-for-3 reverse stock split of our authorized and issued and outstanding common stock. As a result of this reverse split, our authorized common stock decreased from 166,666,667 shares to 55,555,556 shares. The impact of this transaction is reflected within all common stock, options, and warrant information retrospectively in this report.

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

Results of Operations

Comparison of Three Months Ended September 30, 2023 and 2022

The following table sets forth key components of our results of operations during the three months ended September 30, 2023 and 2022, both in dollars and as a percentage of our revenues.

	September 30, 2023		September 30, 2022
	Amount	% of Revenues	Amount	% of Revenues
Revenues
Products	$2,744,306	99.78%	$4,501,657	84.03%
Advertising	5,999	0.22%	855,328	15.97%
Total revenues	2,750,305	100.00%	5,356,985	100.00%
Cost of revenues
Products	1,688,097	61.38%	2,094,198	39.09%
Advertising	522	0.02%	630,123	11.76%
Total cost of revenues	1,688,619	61.40%	2,724,321	50.86%
Gross profit	1,061,686	38.60%	2,632,664	49.14%
Operating expenses
Selling, general and administrative	1,238,625	45.04%	1,760,381	32.86%
Compensation – administrative	2,046,220	74.40%	1,479,816	27.62%
Professional services	349,098	12.69%	316,440	5.91%
Consulting fees related party	19,139	0.70%	—	—
Depreciation and amortization expense	615,810	22.39%	522,412	9.75%
Total operating expenses	4,268,892	155.22%	4,079,049	76.14%
Operating loss	(3,207,206)	(116.61)%	(1,446,385)	(27.00)%
Other income (expense)
Other income (expense)	19,820	0.72%	(183,189)	(3.42)%
Gain on debt extinguishment	16,021	0.58%	—	—%
Change in fair value of derivative liability	—	—	108,426	2.02%
Interest expense	(1,172,742)	(42.64)%	(426,573)	(7.96)%
Total other income (expense)	(1,136,901)	(41.34)%	(501,336)	(9.36)%
Net loss	$(4,344,107)	(157.95)%	$(1,947,721)	(36.36)%

Revenues. Our total revenues decreased by $2,606,680, or 48.66%, to $2,750,305 for the three months ended September 30, 2023 from $5,356,985 for the three months ended September 30, 2022.

Our nutraceutical business generates revenue from the sales of nutritional and related products. Revenues from our nutraceutical business (products) decreased by $1,757,351, or 39.04%, to $2,744,306 for the three months ended September 30, 2023 from $4,501,657 for the three months ended September 30, 2022. This decrease was primarily due to our cash constraints and our inability to pay for raw materials used in the production of both branded and contract manufacturing products. The decreased revenues were the result of a decrease in the volume of products sold and not due to pricing changes.

Our digital marketing business generates revenues when sales of listed products are sold by product vendors through our network as a result of the marketing efforts of digital marketers. Revenues from our digital marketing business (advertising) decreased by $849,329, or 99.30%, to $5,999 for the three months ended September 30, 2023 from $855,328 for the three months ended September 30, 2022. The decrease in revenue is attributable to our cash constraints and our inability to pay affiliates which provide revenue producing customers.

Cost of revenues. Our total cost of revenues decreased by $1,035,702, or 38.02%, to $1,688,619 for the three months ended September 30, 2023 from $2,724,321 for the three months ended September 30, 2022. Such decrease is directly related to the decrease in revenues.

Cost of revenues for our nutraceutical business consist of ingredients, packaging materials, freight, and labor associated with the production of various products. Cost of revenues for our nutraceutical business (products) decreased by $406,101, or 19.39%, to $1,688,097 for the three months ended September 30, 2023 from $2,094,198 for the three months ended September 30, 2022. As a percentage of product revenues, cost of revenues for product sales were 61.51% and 46.52% for the three months ended September 30, 2023 and 2022, respectively. The increased percentage is due to increased labor rates associated with production. Although we were not able to produce at capacity as in the prior year, we continued to compensate our production workforce.

Cost of revenues for our digital marketing business consist of commissions and bonuses paid to digital marketers. Cost of revenues from our digital marketing business (advertising) decreased by $629,601, or 99.92%, to $522 for the three months ended September 30, 2023 from $630,123 for the three months ended September 30, 2022. As a percentage of advertising revenues, cost of revenues for advertising sales was 8.70% and 73.67% for the three months ended September 30, 2023 and 2022, respectively. Such decrease in in line with the decrease in revenues from our digital marketing business.

Gross profit. As a result of the foregoing, our gross profit decreased by $1,570,978, or 59.67%, to $1,061,686 for the three months ended September 30, 2023 from $2,632,664 for the three months ended September 30, 2022. As a percentage of revenues, our gross profit was 38.60% and 49.14% for the three months ended September 30, 2023 and 2022, respectively.

Selling, general and administrative expenses.  Our selling, general and administrative expenses consist primarily of advertising expenses, bad debts, rent expense, insurance and other expenses incurred in connection with general operations. Our selling, general and administrative expenses decreased by $521,756, or 29.64%, to $1,238,625 for the three months ended September 30, 2023 from $1,760,381 for the three months ended September 30, 2022. Such decrease was primarily due to decreased rates for D&O insurance and reduced advertising in 2023. As a percentage of revenues, selling, general and administrative expenses was 45.04% and 32.86% for the three months ended September 30, 2023 and 2022, respectively.

Compensation - administrative.  Our compensation expenses include both cash and non-cash items, including salaries plus related payroll taxes. Our compensation expenses increased by $566,404, or 38.28%, to $2,046,220 for the three months ended September 30, 2023 from $1,479,816 for the three months ended September 30, 2022. Such increase was primarily due to a non-cash $685,380 expense for the issuance and amortization of stock options. As a percentage of revenues, compensation expense was 79.40% and 27.62% for the three months ended September 30, 2023 and 2022, respectively.

Professional services.  Our professional services expenses consist primarily of investor relations, consulting, advisory, legal and audit expenses incurred in connection with general operations. Our professional services expenses increased by $32,658 or 10.32%, to $349,098 for the three months ended September 30, 2023 from $316,440 for the three months ended September 30, 2022. Such increase was primarily due to increased legal fees associated with our NASDAQ compliance, and sales and marketing consultants. As a percentage of revenues, professional services expense was 12.69% and 5.91% for the three months ended September 30, 2023 and 2022, respectively.

Consulting fees - related parties.  For the three months ended September 30, 2023 and 2022, we paid Trilogy Capital Group, LLC, a company controlled by our Executive Chairman, $19,139 and $0, respectively, for services rendered under a consulting agreement.

Depreciation and amortization. Depreciation and amortization was $615,810, or 22.39% of revenues, for the three months ended September 30, 2023, as compared to $522,412, or 9.75% of revenues, for the three months ended September 30, 2023. The increase in amortization is associated with intangible assets resulting from acquisitions.

Total other expense. We had $1,136,901 in total other expense, net, for the three months ended September 30, 2023, as compared to total other expense, net, of $501,336 for the three months ended September 30, 2022. Total other expense, net, for the three months ended September 30, 2023 consisted of interest expense of $1,172,742, offset by a gain on debt extinguishment of $16,021 and other income of $19,820, while other expense, net, for the three months ended September 30, 2022 consisted of interest expense of $426,573 and other expense of $183,189, offset by a change in fair value of derivative liability of $108,426.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $4,344,107 for the three months ended September 30, 2023, as compared to $1,947,721 for the three months ended September 30, 2022, an increase of $2,396,386, or 123.04%.

Comparison of Nine Months Ended September 30, 2023 and 2022

The following table sets forth key components of our results of operations during the nine months ended September 30, 2023 and 2022, both in dollars and as a percentage of our revenues.

	September 30, 2023		September 30, 2022
	Amount	% of Revenues	Amount	% of Revenues
Revenues
Products	$7,077,105	95.14%	$11,537,041	81.84%
Advertising	361,470	4.86%	2,560,321	18.16%
Total revenues	7,438,575	100.00%	14,097,362	100.00%
Cost of revenues
Products	4,528,103	60.87%	6,281,486	44.56%
Advertising	279,037	3.75%	1,884,479	13.37%
Total cost of revenues	4,807,140	64.62%	8,165,965	57.93%
Gross profit	2,631,435	35.38%	5,931,397	42.07%
Operating expenses
Selling, general and administrative	3,838,333	51.60%	5,139,263	36.46%
Compensation - administrative	4,929,327	66.27%	5,120,518	36.32%
Professional services	1,565,396	21.04%	1,622,871	11.51%
Consulting fees - related parties	46,686	0.63%	—	—
Impairment of intangible assets	466,737	6.27%	—	—
Depreciation and amortization expense	1,814,613	24.39%	1,375,514	9.76%
Total operating expenses	12,661,092	170.21%	13,258,166	94.05%
Operating loss	(10,029,657)	(134.83)%	(7,326,769)	(51.97)%
Other income (expense)
Other income (expense)	333,498	4.48%	(693,614)	(4.92)%
Gain on debt extinguishment	273,058	3.67%	134,956	0.96%
Change in fair value of derivative liability	—	—	146,513	1.04%
Interest expense	(3,425,318)	(46.05)%	(14,168,479)	(100.50)%
Total other income (expense)	(2,818,762)	(37.89)%	(14,580,624)	(103.43)%
Net loss	$(12,848,419)	(172.73)%	$(21,907,393)	(155.40)%

Revenues. Our total revenues decreased by $6,658,787, or 47.23%, to $7,438,575 for the nine months ended September 30, 2023 from $14,097,362 for the nine months ended September 30, 2022.

Revenues from our nutraceutical business (products) decreased by $4,459,936, or 38.66%, to $7,077,105 for the nine months ended September 30, 2023 from $11,537,041 for the nine months ended September 30, 2022. This decrease was primarily due to our cash constraints and our inability to pay for raw materials used in the production of both branded and contract manufacturing products. The decreased revenues were the result of a decrease in the volume of products sold and not due to pricing changes.

Revenues from our digital marketing business (advertising) decreased by $2,198,851, or 85.88%, to $361,470 for the nine months ended September 30, 2023 from $2,560,321 for the nine months ended September 30, 2022. The decrease in revenue is attributable to our cash constraints and the impact it had with our affiliate advertisers.

Cost of revenues. Our total cost of revenues decreased by $3,358,825, or 41.13%, to $4,807,140 for the nine months ended September 30, 2023 from $8,165,965 for the nine months ended September 30, 2022. Such decrease is directly related to the decrease in revenues.

Cost of revenues for our nutraceutical business (products) decreased by $1,753,383, or 27.91%, to $4,528,103 for the nine months ended September 30, 2023 from $6,281,486 for the nine months ended September 30, 2022. As a percentage of product revenues, cost of revenues for product sales were 63.98% and 54.45% for the nine months ended September 30, 2023 and 2022, respectively. The increased percentage is due to increased labor rates associated with production. Although we were not able to produce at capacity as in the prior year, we continued to compensate our production workforce.

Cost of revenues from our digital marketing business (advertising) decreased by $1,605,442, or 85.19%, to $279,037 for the nine months ended September 30, 2023 from $1,884,479 for the nine months ended September 30, 2022. Such decrease in in line with the decrease in revenues from our digital marketing business. As a percentage of advertising revenues, cost of revenues for advertising sales was 77.20% and 73.60% for the nine months ended September 30, 2023 and 2022, respectively.

Gross profit. As a result of the foregoing, our gross profit decreased by $3,299,962, or 55.64%, to $2,631,435 for the nine months ended September 30, 2023 from $5,931,397 for the nine months ended September 30, 2022. As a percentage of revenues, our gross profit was 35.38% and 42.07% for the nine months ended September 30, 2023 and 2022, respectively.

Selling, general and administrative expenses.  Our selling, general and administrative expenses decreased by $1,300,930, or 25.31%, to $3,838,333 for the nine months ended September 30, 2023 from $5,139,263 for the nine months ended September 30, 2022. Such decrease was primarily due to decreased rates for D&O insurance, initial public offering, or IPO, related expenses in February 2022 and reduced advertising in 2023. As a percentage of revenues, selling, general and administrative expenses was 51.60% and 36.46% for the nine months ended September 30, 2023 and 2022, respectively.

Compensation - administrative.  Our compensation expenses decreased by $191,191, or 3.73%, to $4,929,327 for the nine months ended September 30, 2023 from $5,120,518 for the nine months ended September 30, 2022. Such decrease was primarily due to a reduction in headcount. As a percentage of revenues, compensation expenses was 66.27% and 36.32% for the nine months ended September 30, 2023 and 2022, respectively.

Professional services.  Our professional services expenses decreased by $57,475, or 3.54%, to $1,565,396 for the nine months ended September 30, 2023 from $1,622,871 for the nine months ended September 30, 2022. Such decrease was primarily related to NASDAQ listing and compliance year over year. As a percentage of revenues, professional services expense was 21.04% and 11.51% for the nine months ended September 30, 2023 and 2022, respectively.

Consulting fees - related parties.  For the nine months ended September 30, 2023 and 2022, we paid Trilogy Capital Group, LLC, a company controlled by our Executive Chairman, $46,686 and $0, respectively, for services rendered under a consulting agreement.

Impairment of intangible assets. Due to a significant decrease in advertising revenues, we performed an impairment analysis on the affiliate relationships associated with our Nexus subsidiary and recognized an impairment of $466,737 during the nine months ended September 30, 2023. No impairment was recognized in the nine months ended September 30, 2022.

Depreciation and amortization. Depreciation and amortization was $1,814,613, or 24.39% of revenues, for the nine months ended September 30, 2023, as compared to $1,375,514, or 9.76% of revenues, for the nine months ended September 30, 2022. The increase in amortization is associated with intangible assets resulting from acquisitions.

Total other expense. We had $2,818,762 in total other expense, net, for the nine months ended September 30, 2023, as compared to total other expense, net, of $14,580,624 for the nine months ended September 30, 2022. Total other expense, net, for the nine months ended September 30, 2023 consisted of interest expense of $3,425,318, offset by a gain on extinguishment of debt of $273,058 and other income of $333,948, while other expense, net, for the nine months ended September 30, 2022 consisted of interest expense of $14,168,479 related to interest expense in connection with common stock issued with future equity agreements and amortization of debt issuance cost and other expense of $693,614, offset by a change in fair value of derivative liability of $146,513 and a gain on extinguishment of debt of $134,956.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $12,848,419 for the nine months ended September 30, 2023, as compared to $21,907,393 for the nine months ended September 30, 2022, a decrease of $9,058,974, or 41.35%.

Liquidity and Capital Resources

As of September 30, 2023, we had cash of $8,890. To date, we have financed our operations primarily through revenue generated from operations, bank borrowings and sales of our securities. Since our inception in 2017, we have experienced losses and as a result have continued to use cash in our operations. We have been dependent upon financing activities as we implement our acquisition strategy.

Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have sustained recurring losses and have a deficiency in working capital of approximately $11.4 million at September 30, 2023, a net loss for the nine months ended September 30, 2023 of $12.8 million, and cash used in operating activities of $5.1 million, which raises substantial doubt about our ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(5,065,754)	$(7,491,867)
Net cash used in investing activities	(3,450)	(3,072,271)
Net cash provided by financing activities	5,008,380	10,662,578
Net change in cash	(60,824)	98,440
Cash and cash equivalents at beginning of period	69,714	205,093
Cash and cash equivalents at end of period	$8,890	$303,533

Our net cash used in operating activities was $5,065,754 for the nine months ended September 30, 2023, as compared to $7,491,867 for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, our net loss of $12,848,419, offset by an increase in accrued expenses of $2,040,792, depreciation and amortization of $1,814,613, stock based compensation of $765,588, a decrease in inventory of $677,771 and an impairment of intangible assets of $466,737, were the primary drivers for cash used in operations. For the nine months ended September 30, 2022, our net loss of $21,907,393 and decreased inventory of $2,208,654, offset by $10,844,961 for interest expense on future equity agreements, amortization of debt issuance costs of $1,737,976, increased accounts payable of $1,597,032, depreciation and amortization of $1,375,514 and stock-based compensation of $822,626, were the primary drivers for cash used in operations.

Our net cash used in investing activities was $3,450 for the nine months ended September 30, 2023, which consisted of equipment purchases. For the nine months ended September 30, 2022, our net cash used in investing activities was $3,072,271, which consisted of cash paid for the acquisition of Ceautamed of $3,000,000 and $72,271 in equipment purchases.

Our net cash provided by financing activities was $5,008,380 for the nine months ended September 30, 2023, as compared to $10,662,578 for the nine months ended September 30, 2022. Net cash provided by financing activities for the nine months ended September 30, 2023 consisted of proceeds from the exercise of warrants of $5,425,112, proceeds from debt of $2,749,791 and proceeds from the issuance of common stock of $2,151,310, offset by repayments on debt of $5,317,833, while net cash provided by financing activities for the nine months ended September 30, 2022 consisted of net proceeds from the IPO of $12,738,288, proceeds from convertible notes and notes payable of $8,151,889 and proceeds from related parties of $390,041, offset by repayments on debt of $8,852,491, payments to related parties of $1,711,600 and payment of fees from issuance of common stock of $53,549.

Initial Public Offering

On February 16, 2022, we entered into an underwriting agreement with Dawson James Securities, Inc., as representative of the several underwriters named on Schedule I thereto, relating to our IPO of units, each unit consisting of one share of common stock, a series A warrant to purchase one share of common stock and a series B warrant to purchase one share of common stock. Pursuant to the underwriting agreement, we agreed to sell 3,200 units to the underwriters, at a purchase price per unit of $4,095.00 (the offering price to the public of $4,500.00 per unit minus the underwriters’ discount), and also agreed to grant to the underwriters a 45-day option to purchase up to 480 additional shares of common stock, up to 480 additional series A warrants, and/or up to 480 additional series B warrants, in any combination thereof, at a purchase price to the public of $4,491.00 per share and $4.50 per warrant, less underwriting discounts and commissions, solely to cover over-allotments, if any.

On February 18, 2022, the closing of our IPO was completed. At the closing, the underwriters partially exercised the option and purchased 459 series A warrants and 459 series B warrants. Therefore, we sold 3,200 shares of common stock, 3,659 series A warrants and 3,659 series B warrants for total gross proceeds of $14,404,128. After deducting the underwriting commission and expenses, we received net proceeds of approximately $12,684,739. We used the proceeds of the offering to pay off certain debt and plan to use the remaining net proceeds for working capital and general corporate purposes.

The series A warrants are exercisable until the fifth anniversary of the issuance date at an exercise price equal to $3,150.00 per share and may be exercised on a cashless basis if the issuance of common stock upon exercise of the warrants is not covered by an effective registration statement.

The series B warrants are exercisable until the fifth anniversary of the issuance date at an exercise price equal to $4,500.00 per share and may be exercised on a cashless basis, whereby the holder will receive one share of common stock for each series B warrant exercised. As of September 30, 2023, 3,195 of the series B warrants were exercised on a cashless basis and we issued 3,195 shares of common stock upon such exercise.

Registered Direct Offering and Related Private Placement

On May 2, 2023, we entered into a securities purchase agreement with an institutional investor, pursuant to which we agreed to issue and sell, in a registered direct offering, 10,512 shares of common stock and a pre-funded warrant to purchase up to 20,667 shares of common stock at an exercise price of $0.0009, at an offering price per share and pre-funded warrant of $28.845 and $28.8441, respectively. In addition, under the securities purchase agreement, we agreed to issue to the investor a warrant to purchase up to 31,178 shares of common stock at an exercise price of $27.72 per share in a concurrent private placement.

On May 5, 2023, the offering was completed. At closing, the investor exercised the pre-funded warrant in full. Accordingly, we issued to the investor 31,178 shares of common stock and a warrant to purchase up to 31,178 shares of common stock at an exercise price of $27.72 per share for total gross proceeds of $899,326 and net proceeds of $751,933.

H.C. Wainwright & Co., LLC, or the Placement Agent, acted as the exclusive placement agent in connection with this offering and received a cash fee equal to 7.5% of the gross proceeds of the offering and a management fee equal to 1% of the gross proceeds of the offering. We also agreed to reimburse the Placement Agent $30,000 for fees and expenses of its legal counsel and other out-of-pocket expenses and $15,950 for certain closing costs. In addition to the cash fees, we issued to the Placement Agent warrants to purchase up to 2,339 shares of common stock at an exercise price of $36.046 per share (or 125% of the offering price).

Second Registered Direct Offering and Related Private Placement

On May 17, 2023, we entered into a securities purchase agreement with an institutional investor, pursuant to which we agreed to issue and sell, in a registered direct offering 22,889 shares of common stock and a pre-funded warrant to purchase up to 42,100 shares of common stock at an exercise price of $0.0009, at an offering price per share and pre-funded warrant of $24.39 and $24.3891, respectively. In addition, under the securities purchase agreement, we agreed to issue to the investor a warrant to purchase up to 64,988 shares of common stock at an exercise price of $23.31 per share in a concurrent private placement.

On May 19, 2023, the offering was completed. At closing, the investor exercised the pre-funded warrant in full. Accordingly, we issued to the investor 64,988 shares of common stock and a warrant to purchase up to 64,988 shares of common stock at an exercise price of $23.31 per share for total gross proceeds of $1,585,057 and net proceeds of $1,074,377.

The Placement Agent acted as the exclusive placement agent in connection with this offering and received a cash fee equal to 7.5% of the gross proceeds of the offering and a management fee equal to 1% of the gross proceeds of the offering. We also agreed to reimburse the Placement Agent $60,000 for fees and expenses of its legal counsel and other out-of-pocket expenses and $15,950 for certain closing costs. In addition to the cash fees, we issued to the Placement Agent warrants to purchase up to 4,875 shares of common stock at an exercise price of $31.88 per share (or 125% of the offering price).

Outstanding Debt

The Company has historically funded its acquisitions and operations through debt agreements. The Company has outstanding debt of $12,909,530 at September 30, 2023. The Company has $4,404,462 of principal payments due within the next 12 months. The Company’s has not generated cash flow from operations and the repayment of debt is dependent on raising new equity transactions and new debt financings. There is no assurance that we will be successful with future financings, and the inability to secure financings may have a material adverse effect on our financial condition.

The following is a roll-forward of the debt balances for the nine months ended September 30, 2023:

Balance at December 31, 2022	$20,558,246
Proceeds from new debt issued in 2023	2,749,791
Repayment of principal during 2023	(5,317,833)
Amortization of debt discounts	1,150,800
Stock issued for conversion of principal of debt	(6,266,895)
Conversion of interest to notes payable	334,950
Gain on extinguishment of debt in 2023	(273,058)
Conversion of principal to accrued expenses	(26,471)

Balance at September 30, 2023	$12,909,530

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

We assess potential impairments to long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset. Therefore, as a result of decreased revenues within the Nexus subsidiary during the nine months ended September 30, 2023, which are not expected to recover to similar levels, we determined that a triggering event occurred requiring an impairment analysis in accordance with ASC 360. The impairment analysis resulted in the Company recognizing an impairment of the affiliate relationship asset associated with Nexus of $466,737.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures As of September 30, 2023. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, despite a certain deficiency in our internal controls over financial reporting, our disclosure controls and procedures were effective as of September 30, 2023.  The deficiency related to non-routine transactions related to business combinations and impairment of intangible assets.

In response to the deficiency described above, during the quarter ended September 30, 2023, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with United States generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in any other factors that could significantly affect these controls during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the three months ended September 30, 2023 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter, except that on August 29, 2023, we issued 15,083 shares of common stock to a note holder as compensation for amending the note.

We did not repurchase any shares of our common stock during the three months ended September 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Articles of Incorporation of Smart for Life, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 13, 2023)
3.2	Certificate of Amendment to Articles of Incorporation of Smart for Life, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 28, 2023)
3.3	Certificate of Change of Articles of Incorporation of Smart for Life, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 8, 2023)
3.4	Certificate of Change of Articles of Incorporation of Smart for Life, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 2, 2023)
3.5	Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 30, 2023)
3.6	Bylaws of Smart for Life, Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on April 13, 2023)
4.1

Common Stock Purchase Warrant issued by Smart for Life, Inc. to Anson East Master Fund LP on May 31, 2023 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 filed on June 5, 2023)

4.2

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

4.5	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Sabby Volatility Warrant Master Fund, Ltd. on May 31, 2023 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-3 filed on June 5, 2023)
4.6	Placement Agent Common Stock Purchase Warrant issued by Smart for Life, Inc. to Charles Worthman on May 31, 2023 (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-3 filed on June 5, 2023)
4.7	Placement Agent Common Stock Purchase Warrant issued by Smart for Life, Inc. to Craig Schwabe on May 31, 2023 (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-3 filed on June 5, 2023)
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

4.10	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Armistice Capital Master Fund Ltd. on May 19, 2023 (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-3 filed on June 5, 2023)
4.11	Placement Agent Common Stock Purchase Warrant issued by Smart for Life, Inc. to Charles Worthman on May 19, 2023 (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-3 filed on June 5, 2023)
4.12	Placement Agent Common Stock Purchase Warrant issued by Smart for Life, Inc. to Craig Schwabe on May 19, 2023 (incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-3 filed on June 5, 2023)
4.13	Placement Agent Common Stock Purchase Warrant issued by Smart for Life, Inc. to Michael Vasinkevich on May 19, 2023 (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-3 filed on June 5, 2023)
4.14

Placement Agent Common Stock Purchase Warrant issued by Smart for Life, Inc. to Noam Rubinstein on May 19, 2023 (incorporated by reference to Exhibit 4.14 to the Registration Statement on Form S-3 filed on June 5, 2023)

4.15	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Armistice Capital Master Fund Ltd. on May 5, 2023 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 filed on May 5, 2023)

4.16	Placement Agent Common Stock Purchase Warrant issued by Smart for Life, Inc. to H.C. Wainwright & Co., LLC on May 5, 2023 (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 filed on May 5, 2023)
4.17	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Dawson James Securities, Inc. on December 8, 2022 (incorporated by reference to Exhibit 4.21 to the Current Report on Form 8-K filed on December 9, 2022)
4.18	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Dawson James Securities, Inc. on December 8, 2022 (incorporated by reference to Exhibit 4.22 to the Current Report on Form 8-K filed on December 9, 2022)
4.19	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Robert D. Keyser, Jr. on December 8, 2022 (incorporated by reference to Exhibit 4.23 to the Current Report on Form 8-K filed on December 9, 2022)
4.20	Common Stock Purchase Warrant issued by Smart for Life, Inc. to James Hopkins on December 8, 2022 (incorporated by reference to Exhibit 4.24 to the Current Report on Form 8-K filed on December 9, 2022)
4.21	Warrant Agent Agreement, dated February 16, 2022, between Smart for Life, Inc. and VStock Transfer, LLC and Forms of Warrants (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 23, 2022)
4.22	Warrant issued by Smart for Life, Inc. to Joseph Xiras on January 13, 2022 (incorporated by reference to Exhibit 4.21 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.23	Warrant issued by Smart for Life, Inc. to Leonite Fund I, LP on January 13, 2022 (incorporated by reference to Exhibit 4.22 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.24	Warrant issued by Smart for Life, Inc. to Laurie Rosenthal on January 7, 2022 (incorporated by reference to Exhibit 4.20 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.25	Warrant issued by Smart for Life, Inc. to Robert Rein on January 3, 2022 (incorporated by reference to Exhibit 4.19 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.26	Warrant issued by Smart for Life, Inc. to Thomas L Calkins II and Diane M Calkins JTIC on December 27, 2021 (incorporated by reference to Exhibit 4.18 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.27	Warrant issued by Smart for Life, Inc. to Ryan Hazel on December 23, 2021 (incorporated by reference to Exhibit 4.17 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.28	Amended and Restated Warrant issued by Smart for Life, Inc. to Dawson James Securities, Inc. on February 1, 2022 (incorporated by reference to Exhibit 4.25 to Amendment No. 3 to Registration Statement on Form S-1/A filed on February 2, 2022)
4.29	Warrant issued by Smart for Life, Inc. to Dawson James Securities, Inc. on July 1, 2021 (incorporated by reference to Exhibit 4.23 to Amendment No. 3 to Registration Statement on Form S-1/A filed on February 2, 2022)
4.30	Warrant issued by Smart for Life, Inc. to Dawson James Securities, Inc. on July 1, 2021 (incorporated by reference to Exhibit 4.24 to Amendment No. 3 to Registration Statement on Form S-1/A filed on February 2, 2022)
4.31	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Peah Capital, LLC on December 18, 2020 (incorporated by reference to Exhibit 4.14 to the Registration Statement on Form S-1 filed on December 16, 2021)
4.32	Amendment No 1 to Common Stock Purchase Warrant, dated June 30, 2021, between Smart for Life, Inc. and Peah Capital, LLC (incorporated by reference to Exhibit 4.15 to the Registration Statement on Form S-1 filed on December 16, 2021)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 20, 2023	SMART FOR LIFE, INC.

/s/ Darren C. Minton
	Name:	Darren C. Minton
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Alan B. Bergman
	Name:	Alan B. Bergman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)