Form 10-Q
period 2024-03-31
SMART FOR LIFE, INC.
filed 2025-05-12
CIK 1851860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 001-41290

SMART FOR LIFE, INC.

(Exact name of registrant as specified in its charter)

Nevada	81-5360128
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

990 Biscayne Blvd., Suite 505, Miami, FL	33132
(Address of principal executive offices)	(Zip Code)

(786) 749-1221
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SMFL	N/A(1)

(1)	On March 21, 2025, the Nasdaq Stock Market LLC (“Nasdaq”) filed a Form 25 with the U.S. Securities and Exchange Commission to complete the delisting of the Company’s common stock from The Nasdaq Capital Market, which became effective on March 31, 2025. The deregistration of the common stock under Section 12(b) of the Act will be effective 90 days, or such shorter period as the U.S. Securities and Exchange Commission may determine, after filing of the Form 25. The common stock is currently quoted on the OTC Pink Market maintained by the OTC Markets Group, Inc. under the symbol “SMFL.”

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 9, 2025, there were 7,090,728 shares of the registrant’s common stock issued and outstanding.

Smart for Life, Inc.

Quarterly Report on Form 10-Q

 Period Ended March 31, 2024

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SMART FOR LIFE, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SMART FOR LIFE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2024 AND DECEMBER 31, 2023

(UNAUDITED)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash	$21,331	$154,666
Accounts receivable, net	76,761	128,304
Inventory	1,187,773	1,424,989
Related party receivable, net	491,440	325,942
Prepaid expenses and other current assets	56,392	152,752
Current assets of discontinued operations	18,095	145,057
Total current assets	1,851,792	2,331,710

Property and equipment, net	217,355	264,937
Intangible assets, net	7,277,311	7,135,748
Goodwill	3,045,000	3,045,000
Deposits and other assets	66,291	98,945
Operating lease right-of-use assets	1,181,068	2,164,862
Assets of discontinued operations	—	4,618,025
Total other assets	11,787,025	17,327,517
Total assets	$13,638,817	$19,659,227

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,566,806	$4,078,434
Accrued expenses	3,232,364	4,093,419
Accrued expenses, related parties	343,706	264,141
Contract liabilities	500,820	500,820
Preferred stock dividends payable	—	450,562
Operating lease liability, current	210,894	1,104,443
Debt, current, net of unamortized debt discounts	4,017,903	10,702,731
Current liabilities of discontinued operations	—	861,358
Total current liabilities	12,872,493	22,055,908

Long-term liabilities:
Operating lease liability, noncurrent	1,038,387	1,152,900
Debt, noncurrent, net of unamortized debt discounts	3,057,595	2,190,615
Liabilities of discontinued operations, noncurrent	—	647,258
Total long-term liabilities	4,095,982	3,990,773
Total liabilities	16,968,475	26,046,681

Commitments and contingencies

Stockholders’ Deficit
Series B Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, 19,512 and 26,239 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2	3
Series C Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, 19,820 and 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2	—
Common Stock, $.0001 par value, 7,936,508 shares authorized, 1,023,029 and 373,526 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	102	37
Additional paid in capital	67,234,566	61,280,662
Accumulated deficit	(70,564,330)	(67,668,156)
Total stockholders’ deficit	(3,329,658)	(6,387,454)
Total liabilities and stockholders’ deficit	$13,638,817	$19,659,227

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SMART FOR LIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	March 31, 2024	March 31, 2023
Revenues
Products	$478,792	$1,260,986
Advertising	115	344,855
Total revenues	478,907	1,605,841
Cost of revenues
Products	271,247	968,684
Advertising	—	269,394
Total cost of revenues	271,247	1,238,078
Gross profit	207,660	367,763
Operating expenses
General and administrative	642,346	994,844
Compensation - administrative	375,715	1,334,690
Professional services	858,352	303,996
Consulting fees – related parties	—	27,547
Depreciation and amortization expense	323,126	435,795
Total operating expenses	2,199,539	3,096,872
Operating loss	(1,991,879)	(2,729,109)
Other income (expenses)
Other income (expense)	(23,088)	23,152
Gain on sale of subsidiary	16,462	—
Interest expense	(987,254)	(1,363,045)
Total other expenses	(993,880)	(1,339,893)
Loss before income taxes	(2,985,759)	(4,069,002)
Income tax expense	—	—
Income (loss) from discontinued operations	89,585	(215,314)
Net loss	$(2,896,174)	$(4,284,316)
Series A preferred stock dividends	—	—
Net loss attributable to common shareholders	(2,896,174)	(4,284,316)
Loss per share basic and diluted	$(11.13)	$(54.55)
Weighted average shares outstanding	268,348	78,536

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SMART FOR LIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

For the Three Months Ended March 31, 2024

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2024	26,239	$3	373,526	$37	$61,280,662	$(67,668,156)	$(6,387,454)
Exercise of warrants	—	—	3,572	—	38,000	—	38,000
Stock-based compensation	—	—	—	—	27,613	—	27,613
Conversion of series B preferred stock to common stock	(6,727)	(1)	10,678	1	—	—	—
Conversion of series C preferred stock to common stock	(16,688)	(2)	238,399	24	(22)	—	—
Common stock issued for services	—	—	9,377	1	91,249	—	91,250
Common stock issued for conversion of notes payable	—	—	285,305	29	1,695,833	—	1,695,862
Series C preferred stock issued for conversion of notes payable	36,507	4	—	—	3,650,677	—	3,650,681
Conversion of Series A dividends to common stock	—	—	102,172	10	450,554	—	450,564
Net loss	—	—	—	—	—	(2,896,174)	(2,896,174)
Balance, March 31, 2024	39,331	$4	1,023,029	$102	$67,234,566	$(70,564,330)	$(3,329,658)

For the Three Months Ended March 31, 2023

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2023	1,000	$—	77,614	$8	$42,630,425	$(44,992,414)	$(2,361,981)
Exercise of warrants	—	—	978	—	119	—	119
Stock based compensation	—	—	—	—	52,473	—	52,473
Net loss	—	—	—	—	—	(4,284,316)	(4,284,316)
Balance, March 31, 2023	1,000	$—	78,592	$8	$42,683,017	$(49,276,730)	$(6,593,713)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SMART FOR LIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net loss	$(2,896,174)	$(4,284,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of subsidiaries	(16,462)	—
Debt issuance cost	144,595	616,194
Depreciation and amortization expense	323,126	435,795
Stock-based compensation	27,613	52,473
Stock issued for services	91,244	—
Non-cash finance fees	42,635	—
Non-cash operating lease costs, net	(24,268)	5,768
Changes in operating assets and liabilities:
Accounts receivable, net	51,543	287,818
Inventory	237,216	529,993
Prepaid expenses and other current assets	86,104	(11,242)
Deposits and other assets	32,654	(4,425)
Accounts payable	488,373	737,888
Accrued expenses	332,362	682,956
Accrued expenses, related parties	79,565	179,243
Contract liabilities	—	107,898
Discontinued operations	459,737	163,103
Net cash used in operating activities	(540,135)	(500,854)

Cash flows from financing activities:
Receipts from related parties	629,041	102,694
Payments to related parties	(544,540)	—
Proceeds from exercise of warrants	290,000	119
Proceeds from debt	163,500	1,394,000
Repayments on debt	(131,201)	(929,765)
Repayments on debt of discontinued operations	—	(96,859)
Net cash provided by financing activities	406,800	470,189

Net (decrease) in cash	(133,335)	(30,665)
Cash, beginning of period	154,666	60,790
Cash, end of period	$21,331	$30,125

Supplemental disclosure of cash flow information:
Interest paid	$13,611	$111,437

Non-cash investing and financing activities:
Stock issued for exercise of warrants	$37,998	$—
Non-cash debt issuance	$1,155,633	$—
Conversion of interest to notes payable	$563,034	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

Note 1 — Description of Business

Smart for Life, Inc., formerly Bonne Santé Group, Inc. (“SMFL”), is a Nevada corporation which was originally formed in the State of Delaware on February 7, 2017 and converted to a Nevada corporation on April 10, 2023. Structured as a global holding company, it is engaged in the development, marketing, manufacturing, acquisition, operation and sale of a broad spectrum of nutraceutical and related products with an emphasis on health and wellness.

On March 8, 2018, SMFL acquired 51% of Millenium Natural Manufacturing Corp. and Millenium Natural Health Products, Inc. On October 8, 2019, SMFL entered into an agreement to acquire the remaining 49% of these companies, subject to certain conditions which were subsequently met. On September 30, 2020, the name of Millenium Natural Manufacturing Corp. was changed to Bonne Sante Natural Manufacturing, Inc. (“BSNM”), and on November 24, 2020, Millenium Natural Health Products Inc. was merged into BSNM. Based in Doral, Florida, BSNM operates a 22,000 square-foot FDA-certified manufacturing facility. It manufactures nutritional products for a significant number of customers. On March 6, 2024, the Company entered into a sale and leaseback agreement relating to BSNM as more fully described under Note 2.

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

On August 24, 2021, Smart for Life Canada Inc. (“DSO Canada”) was established as a wholly owned subsidiary of Doctors Scientific Organica, LLC in Canada. SMFL Canada sells retail products through a retail store location in Montreal Canada and the same location also acts as distribution center for international direct to consumer and big box customers. On January 8, 2024, the retail store location was closed.

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

On July 29, 2022, SMFL acquired Ceautamed Worldwide, LLC and its wholly-owned subsidiaries Wellness Watchers Global, LLC and Greens First Female LLC (collectively, “Ceautamed”). Ceautamed is based in Boca Raton, Florida and owns the Greens First line of branded products which have been specifically marketed to the healthcare provider sector. On January 29, 2024, the Company entered into an asset purchase agreement pursuant to which the Company agreed to sell nearly all of the assets of Ceautamed for a 49% ownership interest in a new limited liability company, First Health FL LLC, or First Health. The agreement included an option for the 51% owner to purchase the remaining 49% for $1.00 at an unspecified future date.  On October 1, 2024, such owner elected to exercise the option, effective as of October 2, 2024, paid to the Company the option price of $1.00, and the Company delivered the remaining 49% interest in First Health to such owner.

On August 15, 2022, SMFL entered into a joint venture with a seller of Ceautamed to form Smart Acquisition Group, LLC. This subsidiary was 50% owned by the Company and 50% owned by Stuart Benson, the former owner and principal of Ceautamed. This company was formed to expand M&A growth initiatives through the identification, negotiation, financing and acquisition of companies by SMFL. On September 22, 2023, we dissolved this subsidiary.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements reflect the consolidated operations of SMFL, its wholly owned subsidiaries DSO, DSO Canada, Nexus, GSP and BSNM (collectively, the “Company”) and are prepared in the United States Dollars in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Ceautamed has been deemed to be a discontinued operation. Intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current year presentation.

Reclassifications - Discontinued Operations to Continued Operations

The 2023 financials have been reclassified from reporting BSNM as discontinued operations to continued operations due to a change in the plan of the sale / leaseback of BSNM. In December 2023, with the board’s approval, the Company planned to sell BSNM. The Company had a buyer, who signed an offer letter, but was unable to work out the economics of the deal and therefore had not closed the transaction. Following this, in October 2024, management and the board revised its decision to sell BSNM and continue operating the business line. Also in October 2024, the Company started moving most of the equipment and much of the usable inventory to its Riviera Beach facility. The Company also surrendered the BSNM facility in November 2024 back to the landlord. As a result, the classification of BSNM has been revised in accordance with Accounting Standards Codification (“ASC”) 360-10, Property, Plant, and Equipment. The results of BSNM have been reclassified from discontinued operations to continuing operations for all periods presented to ensure comparability of the financial statements. The impact of the reclassification on previously reported amounts is summarized below:

1. Reclassification of $505,643 of operating income, $834,487 in cost of goods sold, $1,167,481 in expenses and $58,808 in other expense from discontinued operations to continuing operations.

2. Adjustment to depreciation and amortization expenses, as BSNM is no longer classified as held for sale.

3. Reclassification of $1,401,300 in assets and $3,062,749 in liability balances to reflect continuing operations.

The comparative financial statements for the years ended December 31, 2023 and 2024 have been adjusted accordingly.

Ceautamed has been deemed to be a discontinued operation (see Note 3).

These reclassifications did not impact previously reported net income, earnings per share, or the Company’s consolidated financial position.

Basis of Presentation

The Company’s fiscal year end is December 31. The Company uses the accrual method of accounting. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. The December 31, 2023 balance sheet has been derived from audited consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s financial statements for the fiscal year ended December 31, 2023.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of the full fiscal year.

On April 24, 2023, the Company effected a 1-for-50 reverse stock split of its outstanding common stock. The impact of this transaction is reflected within all common stock, options, and warrant information retrospectively in these condensed consolidated financial statements.

On August 2, 2023, the Company effected a 1-for-3 reverse stock split of its authorized and outstanding common stock. The impact of this transaction is reflected within all common stock, options, and warrant information retrospectively in these consolidated financial statements. As a result of the reverse stock split, the Company’s authorized common stock decreased to 166,666,667 shares.

On October 27, 2023, the Company effected a 1-for-3 reverse stock split of its authorized and outstanding common stock. The impact of this transaction is reflected within all common stock, options, and warrant information retrospectively in these consolidated financial statements. As a result of the reverse stock split, the Company’s authorized common stock decreased to 55,555,556 shares.

On April 22, 2024, the Company effected a 1-for-7 reverse stock split of its authorized and outstanding common stock. The impact of this transaction is reflected within all common stock, options, and warrant information retrospectively in these consolidated financial statements. As a result of the reverse stock split, the Company’s authorized common stock decreased to 7,936,508 shares.

Liquidity, Capital Resources and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses and has a deficiency in working capital of approximately $11.0 million at March 31, 2024, which raises substantial doubt about its ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three (3) months or less to be cash equivalents. At March 31, 2024 and December 31, 2023, there were no cash equivalents.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable consists primarily of receivables from customers. The balance is presented net of an allowance for expected credit losses. The Company monitors the financial condition of its customers and records the allowance for expected credit losses on receivables when it believes customers are unable to make their required payments based on factors such as delinquencies and aging trends. The allowance for expected credit loss is the Company’s best estimate of the amount of probable credit losses related to existing accounts receivable. Accounts receivable are presented net of an allowance for expected credit losses of $22,686 and $22,868 at March 31, 2024 and December 31, 2023, respectively.

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

No goodwill impairments were recognized during the three months ended March 31, 2024 and 2023.

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

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)

Lease Right-of-Use Assets and Liabilities

The Company records a right-of-use asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified either as finance or operating with the classification affecting the pattern of expense recognition.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 13).

Debt Issuance Costs

In accordance with ASC 835-30, “Other Presentation Matters”, the Company has reported debt issuance cost as a deduction from the carrying amount of debt and amortizes these costs using the effective interest method over the term of the debt as interest expense.

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

The Company has certain assets that are measured at fair value on a non-recurring basis including those described in Note 6, and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered a Level 3 measurement due to the subjective nature of the unobservable inputs used to determine the fair value.

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
THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)

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

Products (BSNM, DSO, GSP, and Ceautamed)

The Company generates product revenues by manufacturing and packaging of nutraceutical products as a contract manufacturer for customers. The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. The Company’s general payment terms are short-term in duration. For the three months ended March 31, 2024 and 2023, revenue was made up of contract manufacturing of $0 and $441,749, online marketplace of $498,792 and $759,013, wholesale of $0 and $33,578, and direct sales of $0 and $26,646, respectively, The Company does not have significant financing components or payment terms. The Company records deferred revenues for prepaid amounts from customers due to no performance obligations being met at such time. The Company had unsatisfied performance obligations of $496,762 and $496,762 at March 31, 2024 and December 31, 2023, respectively.

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

Nexus’ general payment terms are short-term in duration. Nexus does not have significant financing components or payment terms. Nexus had unsatisfied performance obligations of $4,057 and $4,057 at March 31, 2024 and December 31, 2023, respectively.

Freight

For the three months ended March 31, 2024 and 2023, freight costs amounted to $63,946 and $60,135, respectively, and have been recorded in cost of goods sold in the accompanying unaudited condensed consolidated statements of operations.

Advertising

Advertising costs are expensed as incurred. Advertising costs for the three months ended March 31, 2024 and 2023 were $71,033 and $281,392, respectively.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)

Paycheck Protection Program

The Company records Paycheck Protection Program (“PPP”) loan proceeds in accordance with ASC 470, “Debt”. Debt is extinguished when either the debtor pays the creditor or the debtor is legally released from being the primary obligor, either judicially or by the creditor.

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

Income Taxes

The Company accounts for income taxes under the provisions of ASC 740, “Income Taxes”. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. At March 31, 2024 and December 31, 2023, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company’s tax years subject to examination by tax authorities generally remain open for three (3) years from the date of filing.

The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. Due to the continued losses, the Company has recorded a full valuation allowance at the end of March 31, 2024 and December 31, 2023.

Employee Retention Credits

In accordance with the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), the Company filed for Employee Retention Credits for applicable periods in 2020 and 2021. As amounts to be refunded are subject to IRS calculations, and the timing for processing of the credits are unknown, the Company recognizes as other income amounts refunded upon the receipt of the payment. During the three months ended March 31, 2024 and 2023, the Company received $0.

Recent Accounting Standards Adopted

On August 5, 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, “Debt – Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40),” which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in GAAP. This ASU is effective for fiscal years beginning after December 31, 2023. The adoption of this guidance did not materially impact the financial statements.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)

Recent Accounting Standards Not Yet Effective

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures”. The ASU is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, as well as income taxes paid disaggregated by jurisdiction. The ASU is effective for annual periods beginning after December 15, 2024 and should be applied on a prospective basis, but retrospective application is permitted. We are currently assessing the impact that this ASU will have on the Company’s financial statements.

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements – Amendments to Remove References to the Concept Statements”. The ASU is part of the Board’s standing project to make “Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance, and other minor improvements.” We are currently assessing the impact that this ASU will have on the Company’s financial statements.

In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statement Expenses”. The ASU is intended to improve financial reporting by requiring disaggregated disclosure of certain costs and expenses. The ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The ASU may be applied on either a prospective or retrospective basis. We are currently assessing the impact that this ASU will have on the Company’s financial statements.

The Company has reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a material impact on the Company’s financial statements.

Note 3 — Discontinued Operations

ASC 360, “Property, Plant, and Equipment” requires that a long-lived asset (disposal group) to be sold shall be classified as held for sale in the period in which a set of criteria have been met, including criteria that the sale of the asset (disposal group) is probable, and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. On January 29, 2024, the Company contributed nearly all of the assets of Ceautamed into First Health for a 49% ownership of First Health.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)

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

The following information presents the major classes of line item of assets and liabilities included as part of discontinued operations in the consolidated balance sheets as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$18,095	$29,872
Accounts receivable, net	—	18,688
Inventory	—	89,997
Prepaid expenses and other current assets	—	6,500
Total current assets	18,095	145,057

Property and equipment, net	—	4,188
Intangible assets, net	—	3,765,962
Operating lease right-of-use assets	—	702,818
Total other assets	—	4,472,968
Total assets	$18,095	$4,618,025

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$528,129
Accrued expenses	—	109,623
Contract liabilities	—	99,408
Lease liability, current	—	72,431
Debt, current, net of debt discounts	—	51,767
Total current liabilities	—	861,358

Long-term liabilities:
Lease liability, noncurrent	—	647,258
Total long-term liabilities	—	647,258
Total liabilities	$—	$1,508,616

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)

The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the consolidated statements of operations for the three months ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
Revenues
Products	$158,612	$953,179
Cost of revenues
Products	18,988	493,214
Gross profit	139,624	459,965
Operating expenses
General and administrative	28,390	100,363
Compensation	18,205	137,684
Depreciation and amortization expense	—	255,415
Total operating expenses	46,595	493,462
Operating profit (loss)	93,029	(33,497)
Other income (expense)
Interest expense	(3,444)	(181,817)
Total other income (expense)	(3,444)	(181,817)
Income (loss) from discontinued operations	89,585	(215,314)
Income tax expense	—	—
Net income (loss) from discontinued operations	$89,585	$(215,314)

Note 4 — Inventory

Inventory consisted of the following:

	March 31, 2024	December 31, 2023
Raw materials	$400,614	$386,860
Packaging materials	750,030	755,059
Finished goods	37,129	283,070
	1,187,773	1,424,989
Less: allowance for obsolescence	—	—
	$1,187,773	$1,424,989

Note 5 — Property and Equipment

Property and equipment consisted of the following:

	Estimated Useful Lives (in Years)	March 31, 2024	December 31, 2023
Furniture and fixtures	7	$4,461	$9,135
Equipment – manufacturing	5	1,338,218	1,338,218
Building and equipment	5	3,840	3,840
Leasehold improvements	3	75,061	90,100
		1,421,580	1,441,293
Less: accumulated depreciation and amortization		(1,204,225)	(1,176,356)
Property and equipment, net		$217,355	$264,937

Depreciation and amortization expense for the three months ended March 31, 2024 and 2023 totaled $41,009 and $80,331, respectively, which is included in depreciation and amortization expense.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)

Note 6 — Intangible Assets

Intangible assets consisted of the following:

	Estimated Useful Lives (in Years)	March 31, 2024	December 31, 2023
Goodwill		$3,045,000	$3,045,000

Customer contracts	7-10	$5,483,263	$5,483,263
Developed technology	15	1,660,000	1,660,000
Non-compete agreements	3	840,000	840,000
Patents	5-10	230,000	230,000
Tradename	10-15	2,010,000	2,010,000
Total intangible assets		10,223,263	10,223,263
Less: amortization		(2,945,952)	(3,087,515)
Intangibles, net		$7,277,311	$7,135,748

Amortization for the three months ended March 31, 2024 and 2023 was $282,117 and $355,464, respectively, which is included in depreciation and amortization expense.

The future amortization is as follows:

Years Ending December 31:
2024 (remainder of year)	$846,350
2025	1,015,571
2026	858,466
2027	858,466
2028	724,350
Thereafter	2,974,108
Total	$7,277,311

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
THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)

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

Financial Information

The following provides information about the Company’s right of use assets and lease liabilities for its operating as of March 31, 2024 and December 31, 2023:

	Balance Sheet Classification	March 31, 2024	December 31, 2023
Right of use assets operating leases	Operating leases right-of-use asset	$1,181,068	$2,164,862

Lease liabilities
Current
Operating leases	Operating lease liabilities, current portion	210,894	401,577
Noncurrent
Operating leases	Operating lease liabilities, non-current portion	1,038,387	1,855,766
Total lease liabilities		$1,249,281	$2,257,343

The components of the Company’s lease cost for the three months ended March 31, 2024 and 2023 are as follows:

	Income Statement Classification	March 31, 2024	March 31, 2023
Rent expense	General and administration	$88,114	$123,043

Supplemental cash flow information related to Company’s leases for the three months ended March 31, 2024:

Operating Leases
Cash paid for amounts included in the measurement of lease liabilities	$86,534

Weighted average remaining lease term and weighted average discount rate for the Company’s leases as of March 31, 2024:

Operating Leases
Weighted average remaining term (in years)	4.33
Weighted average discount rate	12.00%

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)

Annual maturity analysis of the Company’s lease liabilities as of March 31, 2024:

Operating Leases
2024	$260,466
2025	357,409
2026	368,132
2027	379,176
2028	259,718
2029	—
Thereafter	—
Total payments	1,624,901
Less: interest	375,620
Present value of lease liability	1,249,281
Less: Current portion of lease liabilities	(210,894)
Noncurrent portion of lease liabilities	$1,038,387

Note 8 — Debt

Original Issue Discount Subordinated Debentures

In June 2022, the Company commenced offerings of original issue discount subordinated debentures. As of March 31, 2024, the Company has completed multiple closings and issued debentures in the aggregate principal amount of $5,277,241, of which $189,613 was issued with issuances costs of $26,113, and $1,543,272 of principal and $295,678 of interest was converted into shares of stock for the three months ended March 31, 2024. The debentures contain an original issue discount of 15%, or an aggregate original issue discount of $726,706. As a result, the total purchase price was $4,550,535. The debentures bear interest at a rate of 17.5% per annum and are due from January 2024 through January 2025. The outstanding principal amount and all accrued interest is due and payable on the earlier of (i) the completion of the Company’s next equity financing in which it receives gross proceeds in excess of $20 million, (ii) twenty-four months after the date of issuance or (iii) within 30 days after election of repayment from the holder so long as the election is after the 6-month anniversary of the debenture. The Company may voluntarily prepay the debentures in whole or in part without premium or penalty. The debentures contain customary events of default for a loan of this type. The debentures are unsecured and are subordinated in right of payment to the prior payment in full of all senior indebtedness and are pari passu in right of payment to any other unsecured indebtedness incurred by the Company in favor of any third party. The outstanding principal balance of the debentures was $3,061,817 and $4,415,476, the unamortized debt issuance cost was $23,935 and $84,774, and accrued interest was $838,712 and $1,053,260 at March 31, 2024 and December 31, 2023, respectively.

On February 21, 2024, a judgement on an original issue discount subordinated debenture, dated August 26, 2022, was received and the outstanding amount of the debenture was amended to $399,306, inclusive of legal fees (see Note 14 for updated information).

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)

Original Issue Discount Secured Subordinated Note

On July 29, 2022, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which it sold an original issue discount secured subordinated note in the principal amount of $2,272,727 to such investor. The note contains an original issue discount of 12%, or $272,727. As a result, the total purchase price was $2,000,000, the proceeds of which were used to fund the acquisition of Ceautamed. The note shall bear interest at the rate of 16% per annum and matures on July 29, 2027. The outstanding principal and all accrued interest shall be amortized on a 60-month straight-line basis. The Company may prepay the principal and all accrued and unpaid interest on the note without penalty, in whole or in part; provided however, in no event before January 15, 2023, unless with the explicit prior written approval of the holder. The note contains customary events of default for a loan of this type. The note is guaranteed by BSNM, DSO, Nexus, GSP and Ceautamed and is secured by a security interest in all of the assets of the Company and such guarantors; provided that such security interest is subordinate to the rights of the lenders under any senior indebtedness (as defined in the note). On January 26, 2024, the note was modified increasing the principal amount to $2,800,452 inclusive of interest and finance fees, and the interest changed to 13%. For the three months ended March 31, 2024, $500,000 of principal was converted into shares of stock. As of March 31, 2024, the outstanding principal balance of the note was $2,300,452, the unamortized debt issuance cost was $123,565 and accrued interest was $53,257.

Acquisition Notes – Related Parties

On July 1, 2021, the Company issued a 6% secured subordinated promissory note in the principal amount of $3,000,000 to a related party, Sasson E. Moulavi (“Dr. Moulavi”), in connection with the acquisition of DSO. This note accrued interest at 6% per annum and the outstanding principal and interest was amortized on a straight-line basis and was payable quarterly in accordance with the amortization schedule, with all amounts due and payable on July 1, 2024. On November 29, 2022, the Company entered into a letter agreement with Sasson E. Moulavi to amend the terms of the note. Pursuant to the letter agreement, the parties agreed to amend and restate the note to amend the amortization schedule, with the first payment deferred until February 15, 2023 and all amounts due and payable on August 15, 2024. In exchange for the agreement of Dr. Moulavi to enter into the letter agreement, the Company agreed to (i) issue to Dr. Moulavi 100,000 shares of common stock under the Company’s 2022 Equity Incentive Plan and (ii) pay to Dr. Moulavi a fee of $50,000 in cash, which shall be paid upon completion of the Company’s anticipated debt financing and is included in debt balance. On February 6, 2024, $123,930 of principal was converted into 121,500 shares of common stock. On February 21, 2024, $100,400 of principal was converted into 125,500 shares of common stock. On February 28, 2024, $126,028 of principal was converted into 128,600 shares of common stock. On February 29, 2024, the outstanding balance and accrued interest of $1,038,592 and $167,667, respectively was converted into 12,063 shares of series C preferred stock and 53,659 shares of common stock. As of March 31, 2024, the outstanding principal balance of this note was $0 and accrued interest was $0.

On November 8, 2021, the Company issued a 5% secured subordinated promissory note in the principal amount of $1,900,000 to related parties, Justin Francisco and Steven Rubert, in connection with the acquisition of Nexus. This note accrued interest at 5% per annum and the outstanding principal and interest was amortized on a straight-line basis and was payable quarterly in accordance with the amortization schedule attached to the note, with all amounts due and payable on November 8, 2024. During the year ended December 31, 2023, the outstanding balance including accrued interest was converted into series B preferred stock. As of March 31, 2024, the outstanding principal balance of this note was $0 and accrued interest was $0.

On July 29, 2022, the Company issued secured subordinated convertible promissory notes in the aggregate principal amount of $2,150,000 in connection with the acquisition of Ceautamed, which are partially with a related party. The notes bore interest at the rate of 5% per annum with all principal and accrued interest being due and payable in one lump sum on July 29, 2025; provided that upon an event of default (as defined in the notes), such interest rate shall increase to 10%. On January 29, 2024, this note was forgiven as part of the transaction in which the assets of Ceautamed were contributed into First Health. As of March 31, 2024, the outstanding principal balance of these notes was $0 and accrued interest was $0.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)

On July 29, 2022, the Company issued secured subordinated promissory notes in the aggregate principal amount of $2,150,000 in connection with the acquisition of Ceautamed, which are partially with a related party. The notes bear interest at the rate of 5% per annum and mature on July 29, 2025; provided that upon an event of default (as defined in the notes), such interest rate shall increase to 10%. The outstanding principal and all accrued interest shall be amortized on a five-year straight-line basis and payable quarterly in accordance with the amortization schedule to the notes. The Company may redeem all or any portion of the notes at any time without premium or penalty. The notes contain customary covenants and events of default for loans of this type, including upon any default under the senior indebtedness (as defined in the notes). The notes are guaranteed by Ceautamed and are secured by a security interest in all of the assets of such guarantors; provided that such security interest is subordinate to the rights of the lenders under any such senior indebtedness. On January 29, 2024, $1,097,997 of this note was forgiven as part of the transaction in which the assets of Ceautamed were contributed into First Health. Also on January 29, 2024, the remaining balance of $1,094,496 was modified to $351,293. As of March 31, 2024, the outstanding principal balance of these notes was $52,493 and accrued interest was $656.

On July 29, 2022, the Company issued secured subordinated promissory notes in the aggregate principal amount of $1,300,000 in connection with the acquisition of Ceautamed, which are partially with a related party. The notes bore interest at the rate of 5% per annum with all principal and accrued interest being due and payable in one lump sum ninety (90) days from the date of the note; provided that upon an event of default (as defined in the notes), such interest rate shall increase to 10%. On November 28, 2022, the Company entered into letter agreements with the holders of most of the notes to amend the terms of these notes. Pursuant to letter agreements, the parties agreed to extend the maturity date to June 1, 2023 and agreed to a seven month payment schedule, with the first payment due December 1, 2022. The parties also agreed to increase the default interest rate from 10% to 15%. The Company also agreed that if an event of default (as defined in the notes) has occurred and is continuing, then the Company shall not create any senior indebtedness (as defined in the notes) without the consent of the holders of a majority of the principal amount of the notes. In exchange for the agreement of the holders to enter into the letter agreements, the Company agreed to pay certain amendment fees as more particularly described in the letter agreements. The Company is in the process of negotiating a similar extension of one remaining note in the principal amount of $100,000. The Company may redeem all or any portion of the notes at any time without premium or penalty. The notes contain customary covenants and events of default for loans of this type, including upon any default under the senior indebtedness (as defined in the notes). The notes are guaranteed by Ceautamed and are secured by a security interest in all of the assets of such guarantors; provided that such security interest is subordinate to the rights of the lenders under any such senior indebtedness. On January 29, 2024, $1,210,000 of this note was forgiven as part of the transaction in which the assets of Ceautamed were contributed into First Health. As of March 31, 2024, the outstanding principal balance of this note was $90,000 and accrued interest was $7,638.

Other Promissory Notes and Cash Advances

Promissory Notes

On July 1, 2021, the Company entered into a loan agreement with Diamond Creek Capital, LLC for a term loan in the principal amount of up to $3,000,000. The loan bore interest at a rate of 15.0% per annum, provided that upon an event of default, such rate would increase by 5%. The loan was due and payable on the earlier of July 1, 2022 or upon completion of the Company’s initial public offering (the “IPO”). The Company repaid $1,325,000 of the principal balance and $27,604 of the interest from the proceeds of the IPO. In connection with such repayment, the lender agreed that the remaining loan was due and payable on July 1, 2023. On April 20, 2023, the Company entered into an amendment to the loan agreement, which provided that the Company would make a payment towards the reduction of principal in the amount of $250,000 within two business days of certain events, which did not occur. On January 29, 2024, this note was fully paid as part of the transaction in which the assets of Ceautamed were contributed into First Health. As of March 31,2024, the outstanding principal balance of this note was $0 and accrued interest was $0.

In 2018, the Company entered into an amended note agreement and convertible promissory note for $200,000 with a third party. The outstanding amount was $100,000 and $100,000 and accrued interest was $161,351 and $149,351 at March 31, 2024 and December 31, 2023, respectively. The amended loan agreement and convertible promissory note (convertible at fair value of shares) was in default at March 31, 2024.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)

On October 12, 2022, the Company issued promissory notes in the principal amount of $258,000 to third parties. These promissory notes bear interest of 15% to 20% and are payable on December 2022 and January 2023. During the year ended December 31, 2023, the Company made various principal and interest payments on the notes. On May 26, 2023, only the remaining principal balance of $105,000 was converted into 471 shares of the Company’s series B preferred stock, the accrued interest was not converted. As of March 31,2024, the outstanding principal balance was $0 and accrued interest was $11,999.

On November 2, 2022, the Company issued a promissory note to a board member in the principal amount of $50,000. This note bears interest at a rate of 12% and is due on demand. During the year ended December 31, 2023, the principal balance was paid in full, however the accrued interest was not paid. At March 31,2024, the outstanding amount was $0 and accrued interest was $2,387.

On December 6, 2022, the Company issued a promissory note to a board member in the principal amount of $30,000. This note bore interest at a rate of 12% and was due on demand. The remaining principal balance of $30,000 as of May 26, 2023 was converted into 135 shares of the Company’s series B preferred stock which resulted in the note being fully paid.

On December 21, 2022, the Company issued a promissory note to a board member in the principal amount of $100,000. This note bore interest at a rate of 12% and was due on demand. The remaining principal balance of $100,000 as of May 26, 2023 was converted into 449 shares of the Company’s series B preferred stock which resulted in the note being fully paid.

On February 8, 2023, the Company issued a promissory note to a board member in the principal amount of $50,000. This note bore interest at a rate of 12% and was due on demand. The remaining principal balance as of May 26, 2023 was converted into 225 shares of the Company’s series B preferred stock which resulted in the note being fully paid.

On February 14, 2023, the Company issued a promissory note to a third party in the principal amount of $50,000. This note bore interest at a rate of 12% and was due on demand. During the year ended December 31, 2023, the Company made various principal and interest payments on the note. The remaining principal balance of $20,000 as of May 26, 2023 was converted into 90 shares of the Company’s series B preferred stock which resulted in the note being fully paid.

On February 19, 2023, the Company issued a promissory note to a third party in the principal amount of $50,000. This note bore interest at a rate of 12% and was due on August 26, 2023. The remaining principal balance as of May 26, 2023 was converted into 225 shares of the Company’s series B preferred stock which resulted in the note being fully paid.

On March 7, 2023, the Company issued a promissory note to a board member in the principal amount of $137,000. This note bears interest at a rate of 12% and is due on demand. During the year ended December 31, 2023, the Company made various principal and interest payments on the notes. On May 26, 2023, $50,000 of principal and $1,137 of interest was converted into 230 shares of the Company’s series B preferred stock. The outstanding amount was $51,294 and $51,294 and accrued interest was $8,065 and $5,312 at March 31, 2024 and December 31, 2023, respectively.

On April 13, 2023, the Company issued a promissory note to a third party in the principal amount of $59,000. This note bore interest at a rate of 12% and was due on demand. The remaining principal balance as of May 26, 2023, was converted into 265 shares of the Company’s series B preferred stock which resulted in the note being fully paid.

On April 21, 2023, the Company issued a promissory note to a board member in the principal amount of $53,000. This note bears interest at a rate of 12% and is due on demand. The outstanding amount was $30,000 and $30,000 and accrued interest was $1,600 and $800 at March 31, 2024 and December 31, 2023, respectively.

On June 22, 2023, the Company issued an original issue discount promissory note to a board member in the principal amount of $118,000. This note bears interest at a rate of 17.5% and is due on demand. For the three months ended March 31, 2024, $61,600 of the principal was paid. The outstanding amount was $56,400 and $118,000, unamortized discount was $0 and $8,400, and accrued interest was $13,296 and $10,862 at March 31, 2024 and December 31, 2023, respectively.

On July 12, 2023, the Company issued a promissory note to a third party in the principal amount of $25,000. This note bears interest at a rate of 12% and is due on demand. The outstanding amount was $25,000 and $25,000 and accrued interest was $2,162 and $1,414 at March 31, 2024 and December 31, 2023, respectively.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)

On August 10, 2023, the Company issued a promissory note to a board member in the principal amount of $50,000. This note bears interest at a rate of 12% and is due on demand. The outstanding amount was $50,000 and $50,000 and accrued interest was $3,847 and $2,351 at March 31, 2024 and December 31, 2023, respectively.

On August 15, 2023, the Company issued a promissory note to a board member in the principal amount of $30,000. This note bears interest at a rate of 12% and is due on demand. The outstanding amount was $30,000 and $30,000 and accrued interest was $2,259 and $1,361 at March 31, 2024 and December 31, 2023, respectively.

On August 24, 2023, the Company issued a promissory note to a third party in the principal amount of $60,000. This note bears interest at a rate of 12% and is due on demand. On May 25, 2023, the principal of $60,000 and interest of $6,451 were converted into 346 shares of the Company’s series B preferred stock which resulted in the note being fully paid.

On September 7, 2023, the Company issued a promissory note to a board member in the principal amount of $35,000. This note bears interest at a rate of 12% and is due on demand. The outstanding amount was $35,000 and $35,000 and accrued interest was $2,370 and $1,323 at March 31, 2024 and December 31, 2023, respectively.

On September 14, 2023, the Company issued a promissory note to a third party in the principal amount of $100,000. This note bears interest at a rate of 12% and is due on demand. On February 29, 2024, the principal of $100,000 and accrued interest of $5,523 were converted into 1,055 shares of the Company’s series C preferred stock which resulted in the note being fully paid.

On September 29, 2023, the Company issued a promissory note to a board member in the principal amount of $35,000. This note bears interest at a rate of 12% and is due on demand. The outstanding amount was $35,000 and $35,000 and accrued interest was $2,117 and $1,070 at March 31, 2024 and December 31, 2023, respectively.

On October 4, 2023, the Company issued a promissory note to a board member in the principal amount of $15,000. This note bears interest at a rate of 12% and is due on demand. The outstanding amount was $15,000 and $15,000 and accrued interest was $883 and $434 at March 31, 2024 and December 31, 2023, respectively.

On October 11, 2023, the Company issued a promissory note to a third party in the principal amount of $24,000. This note bears interest at a rate of 12% and is due on demand. On February 29, 2024, the principal of $24,000 and accrued interest of $6,157 was converted into 302 shares of the Company’s series C preferred stock which resulted in the note being fully paid.

On November 14, 2023, the Company issued a promissory note to a board member in the principal amount of $30,000. This note bears interest at a rate of 12% and is due on demand. The outstanding amount was $30,000 and $30,.000 and accrued interest was $1,361 and $464 at March 31, 2024 and December 31, 2023, respectively.

On November 30, 2023, the Company issued a promissory note to a board member in the principal amount of $15,000. This note bears interest at a rate of 12% and is due on demand. The outstanding amount was $15,000 and $15,000 and accrued interest was $602 and $153 at March 31, 2024 and December 31, 2023.

Promissory Note – Related Party

On March 5, 2024, the Company issued a promissory note to a related party in the principal amount of $250,000. This note bears interest at a rate of 12% and is due on March 5, 2029. At March 31,2024, the outstanding amount was $250,000 and accrued interest was $2,137.

Cash Advances

In July 2022, the Company entered into a cash advance agreement for $650,000 with a required repayment amount of $897,750, which requires weekly payments of approximately $40,806. The outstanding amount was $97,846 and $147,500 at March 31, 2024 and December 31, 2023, respectively.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)

In August 2022, the Company entered into a cash advance agreement for $100,000 with a required repayment amount of $146,260, which requires weekly payments of approximately $6,200. The outstanding amount was $2,020 and $4,360 at March 31, 2024 and December 31, 2023, respectively.

In September 2022, the Company entered into a cash advance agreement for $243,750 with a required repayment amount of $372,500, which requires weekly payments of approximately $15,000. The outstanding amount was $12,584 at March 31, 2024 and December 31, 2023.

In November 2022, the Company entered into cash advance agreements for $592,236 with a required repayment amount of $994,460, which requires weekly payments of approximately $52,422. The outstanding amount was $83,037 and unamortized debt issuance cost was $0 at March 31, 2024 and December 31, 2023.

In December 2022, the Company entered into cash advance agreements for $293,000 with a required repayment amount of $439,207, which requires weekly payments of approximately $39,905. The outstanding amount was $8,271 and unamortized debt issuance cost was $0 at March 31, 2024 and December 31, 2023.

In June 2023, the Company refinanced the January 2023 agreements with balances of $284,029 and entered into cash advance agreements and received an additional $107,071 with a required repayment amount of $604,035, which requires weekly payments of approximately $48,625. The outstanding amount was $0 and $497,158 and unamortized debt issuance cost was $0 and $0 at March 31, 2024 and December 31, 2023, respectively.

In July 2023, the Company entered into cash advance agreements for $74,950 with a required repayment amount of $74,950, which requires weekly payments of approximately $7,495. The outstanding amount was $7,974 and $30,974 at March 31, 2024 and December 31, 2023, respectively.

In August 2023, the Company refinanced an agreement from June 2023 as a result the Company received an additional $48,030. The outstanding amount was $0 and $48,030, and unamortized debt issuance cost was $0 and $0 at March 31, 2024 and December 31, 2023, respectively.

In November 2023, the Company entered into cash advance agreements for $49,476 with a required repayment amount of $49,476. The outstanding amount was $49,476 at March 31,2024 and December 31, 2023.

Equipment Financing Loan

In May 2022, the Company entered into an equipment financing loan for $146,765 used for the purchase of equipment within BSNM’s operations. The loan bears interest at 10.18% and matures on April 1, 2027. The outstanding amount was $106,016 and $108,249 at March 31, 2024 and December 31, 2023, respectively.

In August 2022, the Company entered into an equipment financing loan for $35,050 used for the purchase of equipment within BSNM’s operations. The loan bears interest at 10.18% and matures on August 1, 2027. The outstanding amount was $27,214 and $27,831 at March 31, 2024 and December 31, 2023, respectively.

In July 2022, the Company entered into an equipment financing loan for $8,463 used for the purchase of equipment within Ceautamed’s operations. The outstanding amount was $0 and $4,360 at March 31, 2024 and December 31, 2023, respectively, and is included within discontinued operations.

Revolving Lines of Credit

In August 2022, Ceautamed entered into a revolving line of credit with a bank, which permits borrowings up to $50,000 and bears interest at 45.09% with no expiration date. In 2023, the Company borrowed an additional $43,000. The outstanding principal balance of these lines of credit was $0 and $47,407 at March 31, 2024 and December 31, 2023, respectively, and is included within discontinued operations.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)

In September 2022, DSO entered into a revolving line of credit with a bank, which permits borrowings up to $70,000 and bears interest at 9.49% with no expiration date. The outstanding principal balance of this line of credit was $0 and $16,471 at March 31, 2024 and December 31, 2023, respectively.

In September 2023, DSO entered into a merchant loan agreement for $113,000. Repayment amounts are 17% of the daily account credits processed through the provider until the loan amount is paid in full. The outstanding principal balance was $103,648 at March 31, 2024 and December 31, 2023.

EIDL Loan

In June 2020, pursuant to the economic injury disaster loan program under the under the provisions of CARES Act, the Company entered into a promissory note with the U.S. Small Business Administration with a principal amount of $300,000. This loan matures in 30 years and bears interest at a rate of 3.75%. The loans are secured by all of the Company’s assets. The outstanding principal balance of this loan was $300,000 and $300,000 and accrued interest was $42,500 and $33,953 at March 31, 2024 and December 31, 2023, respectively.

PPP Loans

In February 2021, the Company received an additional $261,164 in PPP loans under the CARES Act. This loan bears interest at a rate of 1% per annum and matures in April 2025. The outstanding balance of this loan was $197,457 and $197,457 and accrued interest was $10,930 and $8,429 at March 31, 2024 and December 31, 2023, respectively.

Total Debt

Debt is comprised of the following components as of March 31, 2024:

Original issue discount subordinated debentures	$3,061,817
Original issue discount secured subordinated note	2,300,452
Acquisition notes – related party	142,493
Promissory notes and cash advances	733,902
Promissory notes – related party	250,000
Revolving lines of credit	103,648
Equipment financing loan	133,229
EIDL loan	300,000
PPP loans	197,457
7,222,998
Debt issuance costs	(147,500)
Debt, net	7,075,498
Debt, current	4,055,321
Debt issuance costs, current	(37,418)
Current portion of debt, net	4,017,903
Debt, non-current	3,167,677
Debt issuance costs, non-current	(110,082)
Non-current portion of debt, net	$3,057,595

The future contractual maturities of the debt are as follows:

For the Year Ended December 31:
2024 (remainder of year)	$4,049,947
2025	82,751
2026	458,324
2027	165,114
2028	181,851
Thereafter	2,137,511
Total	$7,075,498

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)

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

Cash

The Company places its cash with high credit quality financial institutions. At March 31, 2024 and December 31, 2023, the Company had no cash balances in excess of the Federal Deposit Insurance Corporation coverage of $250,000 per institution. The Company has not experienced any losses in such accounts.

Major Customers

For the three months ended March 31, 2024, the Company had two significant customers representing an aggregate of 99% of revenues and one that accounted for 100% of the accounts receivable balance. For the three months ended March 31, 2023, the Company had two significant customers representing an aggregate of 46% of revenues and one that accounted for 26% of the accounts receivable balance.  The Company’s officers are closely monitoring the relationships with all customers.

Major Vendors

For the three months ended March 31, 2024, the Company had three major supplier representing an aggregate of 77% of purchases. For the three months ended March 31, 2023, the Company had one major supplier representing 22% of purchases. The Company’s officers are closely monitoring the relationships with all significant suppliers.

Note 10 — Income Taxes

The Company has evaluated the positive and negative evidence in assessing the realizability of its deferred tax assets. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, estimates of projected future taxable income and tax planning strategies to determine which deferred tax assets are more likely than not to be realized in the future. The Company has a 100% valuation allowance associated with the deferred tax asset.

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. Interest and penalties related to income tax matters, if any, would be recognized as a component of income tax expense. At March 31, 2024 and December 2023, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. Currently, the tax years subsequent to 2018 are open and subject to examination by the taxing authorities.

At March 31, 2024, the Company had net operating loss carry forwards for federal income tax purposes of approximately $19.7 million, which will be available to offset future taxable income.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)

Note 11 — Stockholders’ Equity

Preferred Stock

During the three months ended March 31, 2024, 6,727 shares of series B preferred stock were converted into 10,678 shares of common stock.

On March 1, 2024, the Company filed a certificate of designation with the Nevada Secretary of State to create a new series of preferred stock designated as series C preferred stock. Pursuant to the certificate of designation, the Company designated 200,000 shares of its preferred stock as series C preferred stock. Following is a summary of the material terms of the series C preferred stock:

●	Dividend Rights. Holders of series C preferred stock are entitled to receive dividends in the same form as dividends paid on shares of the common stock only when and if such dividends are paid on shares of common stock. No other dividends shall be paid on shares of series C preferred stock.

●	Liquidation Rights. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of series C preferred stock shall be entitled to receive out of the assets of the Company the same amount that a holder of common stock would receive if the series C preferred stock were fully converted (disregarding for such purposes any conversion limitations) to common stock, which amounts shall be paid prior to all holders of common stock and pari passu with all holders of series B preferred stock.

●	Voting Rights. The series C preferred stock shall vote together with the common stock on an as-converted basis.

●	Conversion Rights. Each share of series C preferred stock is convertible, at any time and from time to time at the option of the holder thereof, into that number of shares of common stock determined by dividing the stated value of such share of series C preferred stock ($100) by the conversion price. The conversion price is $7.00 (subject to adjustments for stock dividends, stock splits, recapitalizations and certain fundamental transactions). Notwithstanding the foregoing, the Company shall not effect any conversion, and a holder shall not have the right to convert, any portion of the series C preferred stock to the extent that, after giving effect to the conversion, such holder (together with such holder’s affiliates) would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares issuable upon the conversion. This limitation may be waived (up to a maximum of 9.99%) by the holder and in its sole discretion, upon not less than sixty-one (61) days’ prior notice to the Company.

●	No Redemption. The series C preferred stock is not redeemable.

During the three months ended March 31, 2024, the Company issued 36,507 shares of series C preferred stock and 16,688 shares of series C preferred stock were subsequently converted into 238,399 shares of common stock.

There were no preferred stock transactions during the three months ended March 31, 2023.

Common Stock

During the three months ended March 31, 2024, the Company issued (i) 3,572 shares of common stock upon exercise of warrants; (ii) 10,678 shares of common stock upon the conversion of 6,727 shares of series B preferred stock; (iii) 238,399 shares of common stock upon the conversion of 36,507 shares of series C preferred stock; (iv) 9,377 shares of common stock for services rendered; (v) 285,305 shares of common stock upon the conversion of debt and interest; and (vi) 102,172 shares of common stock upon the conversion of series A preferred stock dividends.

During the three months ended March 31, 2023, the Company issued 978 shares of common stock upon the cashless exercise of warrants.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)

Stock Options and Warrants

In September 2020, the Company adopted its 2020 Incentive Plan (the “2020 Plan”) under which the Company is authorized to issue awards for up to 635 shares of common stock to directors, officers, employees, and consultants who provide services to the Company. Awards that may be granted include incentive stock options, non-qualified stock options and awards of restricted stock. At March 31, 2024, there were no shares of common stock available for issuance under the 2020 Plan. The Company did not issue any stock options under the 2020 Plan during the three months ended March 31, 2024 or 2023.

In January 2022, the Company adopted its 2022 Equity Inventive Plan, as amended (the “2022 Plan”), under which the Company is authorized to issue awards for up to 47,620 shares of common stock to directors, officers, employees, and consultants who provide services to the Company. Awards that may be granted include incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards and performance compensation awards. At March 31, 2024, there were 11,432 shares of common stock available for issuance under the 2022 Plan. The Company did not issue any stock options under the 2022 Plan during the three months ended March 31, 2024 or 2023.

The Company recognized $27,613 and $52,473 of compensation expense related to the vesting of options during the three months ended March 31, 2024 and 2023, respectively.

The Company did not issue any warrants during the three months ended March 31, 2024 or 2023.

During the three months ended March 31, 2024, warrant holders exercised an aggregate of 3,572 shares for proceeds of $38,000.

During the three months ended March 31, 2023, warrant holders exercised an aggregate of 978 shares on a cashless basis.

The following is a summary of options and warrants granted, exercised, forfeited and outstanding during the three months ended March 31, 2024 and 2023:

	2024-Stock Options		2024-Warrants
	Number of Options	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2024	43,259	$32.73	217,313	$812.73
Granted	—	—	—	—
Exercised	—	—	(3,572)	(10.64)
Forfeited	—	—	—	—
Outstanding at March 31, 2024	43,259	$32.73	213,741	$799.76
Exercisable at March 31, 2024	21,205		213,741

	2023-Stock Options		2023-Warrants
	Number of Options	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2023	876	$1,984.50	71,513	$0.3150
Granted	—	—	—	—
Exercised	—	—	978	0.3150
Forfeited	29	1,984.50	—	—
Outstanding at March 31, 2023	847	$1,984.50	70,535	$0.3150
Exercisable at March 31, 2023	847		70,535

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)

Valuation Assumptions for Stock Options and Warrants

The fair value of each option and warrant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.27 – 4.30%
Expected volatility	53%
Expected life (years)	10
Dividend yield	0%

The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns. The risk-free rate is based on the U.S. Treasury yield constant maturity in effect at the time of grant for periods corresponding with the expected life of the option.

Net Loss Per Share

Basic and diluted net loss per share of common stock for the three months ended March 31, 2024, and 2023 was determined by dividing net loss by the weighted average shares of common stock outstanding during the period. The Company’s potentially dilutive shares, consisting of 213,741 warrants and 43,259 stock options, have not been included in the computation of dilutive net loss per share for the periods as the result would be antidilutive.

Note 12 — Commitments and Contingencies

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

The Company is party to a management services agreement with Trilogy Capital Group, LLC (“Trilogy”), a company controlled by the Company’s Executive Chairman. For the three months ended March 31, 2024 and 2023, the Company paid Trilogy $0 and $27,547, respectively, for services rendered under a consulting agreement which are reflected in the statements of operations as consulting fees – related parties.

Note 14 — Subsequent Events

In accordance with ASC 855-10, the Company has reviewed its operations subsequent to March 31, 2024 to the date these condensed consolidated financial statements were issued, and has determined that, except as set forth below, it does not have any material subsequent events to disclose in these financial statements.

SEC Order

On September 9, 2024, the SEC issued an order against the Company which found that the Company entered into two separation agreements with former employees that each contained language violating Rule 21F-17(a) of the Securities Exchange Act of 1934, as amended. The order imposes a civil money penalty against the Company for the two noted violations in the total amount of $19,500, to be paid in four installments over the course of 360 days from the date of the order and according to the schedule set forth in the order. The first three installments are each in the amount of $5,000. The last installment is in the principal amount of $4,500 and must also contain an amount for interest accrued. The SEC Division of Enforcement may, at any time following the entry of this order, petition the SEC to: (1) reopen this matter to consider whether the Company provided accurate and complete financial information at the time representations in its Form 10-Q for the quarter ended September 30, 2023 were made; and (2) seek an order directing payment of the maximum civil penalty allowable under the law.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)

Completion of Ceautamed Disposition

As noted above, on October 1, 2024, the 51% owner of First Health elected to exercise the option to purchase the remaining 49% interest in First Health from the Company, effective as of October 2, 2024, paid to the Company the option price of $1.00, and the Company delivered the remaining 49% interest in First Health to such owner.

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
THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)

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

Additional Equity Transactions

On June 3, 2024, the Company issued 44,322 shares of common stock upon the cashless exercise of warrants.

Subsequent to March 31, 2024, an aggregate of 10,088.17 shares of series C preferred stock were converted into an aggregate of 144,120 shares of common stock.

Subsequent to March 31, 2024, an aggregate of 1,527 shares of series B preferred stock were exchanged for debt, which was immediately converted into an aggregate of 258,125 shares of common stock.

Subsequent to March 31, 2024, holders returned an aggregate of 105,670 shares of common stock in exchange for the return of an aggregate of 7,396.77 shares of series C preferred stock. All but 977.98 of those shares of series C preferred stock were then converted into debt and then immediately converted back into an aggregate of 381,934 shares of common stock.

Subsequent to March 31, 2024, the Company issued an aggregate of 5,215,865 shares of common stock upon the conversion of other debt.

Subsequent to March 31, 2024, an aggregate of 160,037 shares of common stock were cancelled by the holders thereof.

Memorandum of Understanding

On May 30, 2024, the Company entered into a Memorandum of Understanding with the holder of an original issue discount subordinated debenture related to a judgement in February 2024. The parties executed a conversion agreement to convert a portion of the outstanding balance of the debenture totaling $256,765.44 into 79,840 shares of common stock and the outstanding balance of $142,540.51 to be exchanged for prepaid warrants exercisable for 44,322 warrant shares.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023, or the Form 10-K, and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

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

On March 8, 2018, we acquired 51% of Millenium Natural Manufacturing Corp. and Millenium Natural Health Products Inc. and on October 9, 2019, we acquired the remaining 49% of these companies. On September 30, 2020, we changed the name of Millenium Natural Manufacturing Corp. to Bonne Sante Natural Manufacturing, Inc., or BSNM, and on November 24, 2020, we merged Millenium Natural Health Products Inc. into BSNM to better reflect our vertical integration. In November 2024 we relocated the operations of BSNM from Doral, Florida to Riviera Beach, Florida. It manufactures nutritional products for a significant number of customers.

On July 1, 2021, we acquired Doctors Scientific Organica, LLC d/b/a Smart for Life, Oyster Management Services, Ltd., Lawee Enterprises, L.L.C. and U.S. Medical Care Holdings, L.L.C. On August 27, 2021, we transferred all of the equity interests of Oyster Management Services, Ltd., Lawee Enterprises, L.L.C. and U.S. Medical Care Holdings, L.L.C. to Doctors Scientific Organica, LLC. On May 19, 2022, we acquired Lavi Enterprises, LLC. On the same date, we transferred all of the equity interests of Lavi Enterprises, LLC to Doctors Scientific Organica, LLC. On December 13, 2022, Oyster Management Services, Ltd. was converted to a limited liability company known as Oyster Management Services, L.L.C. As a result of the foregoing, Oyster Management Services, L.L.C., Lawee Enterprises, L.L.C., U.S. Medical Care Holdings, L.L.C. and Lavi Enterprises, LLC are now wholly owned subsidiaries of Doctors Scientific Organica, LLC. In this report, we collectively refer to Doctors Scientific Organica, LLC and its consolidated subsidiaries as DSO. Based in Riviera Beach, Florida, DSO operates a 30,000 square-foot FDA-certified manufacturing facility. DSO manufactures and sells weight management foods and related products. Additionally, DSO provides manufacturing services for other customers.

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

Recent Developments

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

 Discontinued Operations

On July 29, 2022, we acquired 100% of Ceautamed Worldwide, LLC and its wholly-owned subsidiaries Wellness Watchers Global, LLC and Greens First Female LLC (which we collectively refer to as Ceautamed), which owns the Greens First line of branded products which have been specifically marketed to the healthcare provider sector. On January 29, 2024, we entered into an asset purchase agreement pursuant to which we agreed to sell nearly all of the assets of Ceautamed and its subsidiaries for a 49% ownership interest in a new limited liability company, First Health FL LLC, or First Health. The agreement allows for the 51% owner to purchase the remaining 49% for $1 at an unspecified future date.  On October 1, 2024, such owner elected to exercise the option, effective as of October 2, 2024, paid us the option price of $1.00, and we delivered the remaining 49% interest in First Health to such owner. As a result, the financial results and balances of Ceautamed have been classified as discontinued operations within this report and the accompanying unaudited condensed consolidated financial statements.

Results of Operations

Comparison of Three Months Ended March 31, 2024 and 2023

The following table sets forth key components of our results of operations during the three months ended March 31, 2024 and 2023, both in dollars and as a percentage of our revenues.

	March 31, 2024		March 31, 2023
	Amount	% of Revenues	Amount	% of Revenues
Revenues
Products	$478,792	99.98%	$1,260,986	78.52%
Advertising	115	0.02%	344,855	21.48%
Total revenues	478,907	100.00%	1,605,841	100.00%
Cost of revenues
Products	271,247	56.64%	968,684	60.32%
Advertising	—	—	269,394	16.78%
Total cost of revenues	271,247	56.64%	1,238,078	77.10%
Gross profit	207,660	43.36%	367,763	22.90%
Operating expenses
General and administrative	642,346	134.13%	994,844	61.95%
Compensation - administrative	375,715	78.45%	1,334,690	83.11%
Professional services	858,352	179.23%	303,996	18.93%
Consulting fees - related parties	—	—	27,547	1.72%
Depreciation and amortization expense	323,126	67.47%	435,795	27.14%
Total operating expenses	2,199,539	459.28%	3,096,872	192.85%
Operating loss from continuing operations	(1,991,879)	(415.92)%	(2,729,109)	(169.95)%
Other income (expense)
Other income (expense)	(23,088)	(4.82)%	23,152	1.44%
Gain on sale of subsidiary	16,462	3.44%	—	—
Interest expense	(987,254)	(206.15)%	(1,363,045)	(84.88)%
Total other income (expenses)	(993,880)	(207.53)%	(1,339,893)	(83.44)%
Net loss from continuing operations	(2,985,759)	(623.45)%	(4,069,002)	(253.39)%
Income (loss) from discontinued operations	89,585	18.71%	(215,314)	(13.41)%
Net loss	$(2,896,174)	(604.75)%	$(4,284,316)	(266.80)%

Revenues. Our total revenues decreased by $1,126,934, or 70.18%, to $478,907 for the three months ended March 31, 2024 from $1,605,841 for the three months ended March 31, 2023.

Our nutraceutical business generates revenue from the sales of nutritional and related products. Revenues from our nutraceutical business (products) decreased by $782,194, or 62.03%, to $478,792 for the three months ended March 31, 2024 from $1,260,986 for the three months ended March 31, 2023. This decrease was primarily due to our cash constraints and our inability to pay for raw materials used in the production of both branded and contract manufacturing products. The decreased revenues were the result of a decrease in the volume of products sold and not due to pricing changes.

Our digital marketing business generates revenues when sales of listed products are sold by product vendors through our network as a result of the marketing efforts of digital marketers. Revenues from our digital marketing business (advertising) decreased by $344,740, or 99.97%, to $115 for the three months ended March 31, 2024 from $344,855 for the three months ended March 31, 2023. The decrease in revenue is attributable to our repurposing of the subsidiary from affiliate network management to focusing on the advertising of our other subsidiaries.

Cost of revenues. Our total cost of revenues decreased by $966,831, or 78.09%, to $271,247 for the three months ended March 31, 2024 from $1,238,078 for the three months ended March 31, 2023. Such decrease is directly related to the decrease in revenues.

Cost of revenues for our nutraceutical business consist of ingredients, packaging materials, freight, and labor associated with the production of various products. Cost of revenues for our nutraceutical business (products) decreased by $697,437, or 72.00%, to $271,247 for the three months ended March 31, 2024 from $968,684 for the three months ended March 31, 2023. As a percentage of product revenues, cost of revenues for product sales were 56.65% and 76.82% for the three months ended March 31, 2024 and 2023, respectively. The decrease in cost percentage is due to the increased focus on our branded products from contract manufacturing products.

Cost of revenues for our digital marketing business consist of commissions and bonuses paid to digital marketers. Cost of revenues from our digital marketing business (advertising) decreased by $269,394, or 100.00%, to $0 for the three months ended March 31, 2024 from $269,394 for the three months ended March 31, 2023. As a percentage of advertising revenues, cost of revenues for advertising sales was 0.00% and 78.12% for the three months ended March 31, 2024 and 2023, respectively. Such decrease is directly related to the decrease in revenues.

Gross profit. As a result of the foregoing, our gross profit decreased by $160,103, or 43.53%, to $207,660 for the three months ended March 31, 2024 from $367,763 for the three months ended March 31, 2023. As a percentage of revenues, our gross profit was 43.36% and 22.90% for the three months ended March 31, 2024 and 2023, respectively.

General and administrative expenses.  Our general and administrative expenses consist primarily of advertising expenses, bad debts, rent expense, insurance and other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $352,498, or 35.43%, to $642,346 for the three months ended March 31, 2024 from $994,844 for the three months ended March 31, 2023. As a percentage of revenues, our general and administrative expenses were 134.13% and 61.95% for the three months ended March 31, 2024 and 2023, respectively. Such decrease was primarily due to decreased rates for D&O insurance and reduced advertising in 2024.

Compensation - administrative.  Our compensation expenses include both cash and non-cash items, including salaries plus related payroll taxes. Our compensation expenses decreased by $958,975, or 71.85%, to $375,715 for the three months ended March 31, 2024 from $1,334,690 for the three months ended March 31, 2023. As a percentage of revenues, our compensation expenses were 78.45% and 83.11% for the three months ended March 31, 2024 and 2023, respectively. Such decrease was primarily due to reduced stock compensation expense and a reduction of headcount.

Professional services.  Our professional services expenses consist primarily of investor relations, consulting, advisory, legal and audit expenses incurred in connection with general operations. Our professional services expenses increased by $554,356, or 182.36%, to $858,352 for the three months ended March 31, 2024 from $303,996 for the three months ended March 31, 2023. As a percentage of revenues, our professional services expenses were 179.23% and 18.93% for the three months ended March 31, 2024 and 2023, respectively. Such increase was primarily due to increased fees associated with Nasdaq compliance matters.

Consulting fees – related parties.  For the three months ended March 31, 2024 and 2023, we paid Trilogy Capital Group, LLC, a company controlled by our Executive Chairman, $0 and $27,547, respectively, for services rendered under a consulting agreement.

Depreciation and amortization. Depreciation and amortization was $323,126, or 67.47% of revenues, for the three months ended March 31, 2024, as compared to $435,795, or 27.14% of revenues, for the three months ended March 31, 2023. The decrease in amortization is associated with the impairment of intangible assets during the year end December 31, 2023.

Total other income (expense). We had $993,880 in total other expense, net, for the three months ended March 31, 2024, as compared to total other expense, net, of $1,339,893 for the three months ended March 31, 2023.  Total other expense, net, for the three months ended March 31, 2024 consisted of interest expense of $987,254 and other expense of $23,088, offset by a gain on our disposition of Ceautamed of $16,462. The other expense, net, for the three months ended March 31, 2023 consisted of interest expense of $1,363,045, offset by other income of $23,152.

Income (loss) from discontinued operations. We had $89,585 in net income from discontinued operations for the three months ended March 31, 2024, as compared to a loss in the three months ended March 31, 2023 of $215,314.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $2,896,174 for the three months ended March 31, 2024, as compared to $4,284,316 for the three months ended March 31, 2023, a decrease of $1,388,142, or 32.40%.

Liquidity and Capital Resources

As of March 31, 2024, we had cash of $21,331. To date, we have financed our operations primarily through revenue generated from operations, bank borrowings and sales of our securities. Since our inception in 2017, we have experienced losses and as a result have continued to use cash in our operations. We have been dependent upon financing activities as we implement our acquisition strategy.

Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have suffered recurring losses from operations and have a working capital deficiency of $11.0 million.  These conditions raise substantial doubt about our ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(540,135)	$(500,854)
Net cash used in investing activities	—	—
Net cash provided by financing activities	406,800	470,189
Net change in cash	(133,335)	(30,665)
Cash and cash equivalents at beginning of period	154,666	60,790
Cash and cash equivalents at end of period	$21,331	$30,125

Our net cash used in operating activities was $540,135 for the three months ended March 31, 2024, as compared to $500,854 for the three months ended March 31, 2023. For the three months ended March 31, 2024, our net loss of $2,896,172, adjusted for discontinued operations net activity of $459,737, offset by an increase in accounts payable of $488,373, an increase in accrued expenses of $332,362, depreciation and amortization of $256,063, and a decrease in inventory of $237,216 were the primary drivers for cash used in operations. For the three months ended March 31, 2023, our net loss of $4,284,315, adjusted for discontinued operations net activity of $163,103, offset by an increase in accounts payable of $737,887, an increase in accrued expenses of $682,956, non-cash debt issuance costs of $616,194, a decrease in inventory of $529,993, and depreciation and amortization of $435,795, were the primary drivers for cash used in operations.

We had no investing activities for the three months ended March 31, 2024 or 2023.

Our net cash provided by financing activities was $406,800 for the three months ended March 31, 2024, as compared to $470,189 for the three months ended March 31, 2023. Net cash provided by financing activities for the three months ended March 31, 2024 consisted of proceeds from related parties of $629,041, proceeds from exercise of warrants of $290,000, and proceeds from debt of $163,500, offset by repayments to related parties of $544,540 and repayments of debt of $131,201, while net cash provided by financing activities for the three months ended March 31, 2023 consisted of net proceeds from the issuance of debt of $1,394,000, receipts from related parties of $102,694, and proceeds from exercise of warrants of $119, offset by repayments of debt of $929,765 and debt payments for discontinued operations of $96,859.

Outstanding Debt

The following table shows aggregate figures for our total debt outstanding at March 31, 2024. For a complete description of the terms of our outstanding debt, please see Note 8 to our unaudited condensed consolidated financial statements above.

Original issue discount subordinated debentures	$3,061,817
Original issue discount secured subordinated note	2,300,452
Acquisition notes	142,493
Promissory notes and cash advances	983,902
Revolving lines of credit	103,648
Equipment financing loan	133,229
EIDL loan	300,000
PPP loans	197,457
7,222,998
Debt issuance costs	(147,500)
Debt, net	7,075,498
Debt, current	4,017,903
Debt issuance costs, current	(37,417)
Current portion of debt, net	3,980,486
Debt, non-current	3,057,595
Debt issuance costs, non-current	(110,082)
Non-current portion of debt, net	$2,947,513

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

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2024. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which we are still in the process of remediating as of March 31, 2024, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, for the description of these weaknesses.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, our management has identified the steps necessary to address the material weaknesses, and in the first quarter of 2024, we continued to implement these remedial procedures.

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

Changes in Internal Control Over Financial Reporting

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal control over financial reporting or in any other factors that could significantly affect these controls during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the three months ended March 31, 2024 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any shares of our common stock during the three months ended March 31, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
2.1	Plan of Conversion, dated January 12, 2023 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 13, 2023)
2.2	Certificate of Conversion as filed with the Secretary of State of the State of Delaware on April 10, 2023 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on April 13, 2023)
2.3	Articles of Conversion as filed with the Secretary of State of the State of Nevada on April 10, 2023 (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed on April 13, 2023)
3.1	Articles of Incorporation of Smart for Life, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 13, 2023)
3.2	Certificate of Amendment to Articles of Incorporation of Smart for Life, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 28, 2023)
3.3	Certificate of Change to Articles of Incorporation of Smart for Life, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 8, 2023)
3.4	Certificate of Change to Articles of Incorporation of Smart for Life, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 2, 2023)
3.5	Certificate of Change to Articles of Incorporation of Smart for Life, Inc. (incorporated by reference to Exhibit 3.5 to the Annual Report on Form 10-K filed on September 20, 2024)
3.6	Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 30, 2023)
3.7	Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 7, 2024)
3.8	Bylaws of Smart for Life, Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on April 13, 2023)
4.1	Form of Common Stock Purchase Warrant issued on June 3, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 7, 2024)
4.2	Form of Placement Agent Common Stock Purchase Warrant issued on June 3, 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on June 7, 2024)
4.3	Form of Placement Agent Common Stock Purchase Warrant issued on December 4, 2023 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on December 6, 2023)
4.4	Placement Agent Common Stock Purchase Warrant issued by Smart for Life, Inc. to Charles Worthman on May 31, 2023 (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-1 filed on June 5, 2023)
4.5	Placement Agent Common Stock Purchase Warrant issued by Smart for Life, Inc. to Craig Schwabe on May 31, 2023 (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 filed on June 5, 2023)
4.6	Placement Agent Common Stock Purchase Warrant issued by Smart for Life, Inc. to Michael Vasinkevich on May 31, 2023 (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 filed on June 5, 2023)
4.7	Placement Agent Common Stock Purchase Warrant issued by Smart for Life, Inc. to Noam Rubinstein on May 31, 2023 (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-1 filed on June 5, 2023)
4.8	Form of Placement Agent Common Stock Purchase Warrant issued on May 19, 2023 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on May 23, 2023)
4.9	Placement Agent Common Stock Purchase Warrant issued by Smart for Life, Inc. to H.C. Wainwright & Co., LLC on May 5, 2023 (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 filed on May 5, 2023)
4.10	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Dawson James Securities, Inc. on December 8, 2022 (incorporated by reference to Exhibit 4.21 to the Current Report on Form 8-K filed on December 9, 2022)

4.11	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Dawson James Securities, Inc. on December 8, 2022 (incorporated by reference to Exhibit 4.22 to the Current Report on Form 8-K filed on December 9, 2022)
4.12	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Robert D. Keyser, Jr. on December 8, 2022 (incorporated by reference to Exhibit 4.23 to the Current Report on Form 8-K filed on December 9, 2022)
4.13	Common Stock Purchase Warrant issued by Smart for Life, Inc. to James Hopkins on December 8, 2022 (incorporated by reference to Exhibit 4.24 to the Current Report on Form 8-K filed on December 9, 2022)
4.14	Warrant Agent Agreement, dated February 16, 2022, between Smart for Life, Inc. and VStock Transfer, LLC and Forms of Warrants (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 23, 2022)
4.15	Warrant issued by Smart for Life, Inc. to Joseph Xiras on January 13, 2022 (incorporated by reference to Exhibit 4.21 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.16	Warrant issued by Smart for Life, Inc. to Leonite Fund I, LP on January 13, 2022 (incorporated by reference to Exhibit 4.22 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.17	Warrant issued by Smart for Life, Inc. to Laurie Rosenthal on January 7, 2022 (incorporated by reference to Exhibit 4.20 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.18	Warrant issued by Smart for Life, Inc. to Robert Rein on January 3, 2022 (incorporated by reference to Exhibit 4.19 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.19	Warrant issued by Smart for Life, Inc. to Thomas L Calkins II and Diane M Calkins JTIC on December 27, 2021 (incorporated by reference to Exhibit 4.18 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.20	Warrant issued by Smart for Life, Inc. to Ryan Hazel on December 23, 2021 (incorporated by reference to Exhibit 4.17 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.21	Amended and Restated Warrant issued by Smart for Life, Inc. to Dawson James Securities, Inc. on February 1, 2022 (incorporated by reference to Exhibit 4.25 to Amendment No. 3 to Registration Statement on Form S-1/A filed on February 2, 2022)
4.22	Warrant issued by Smart for Life, Inc. to Dawson James Securities, Inc. on July 1, 2021 (incorporated by reference to Exhibit 4.23 to Amendment No. 3 to Registration Statement on Form S-1/A filed on February 2, 2022)
4.23	Warrant issued by Smart for Life, Inc. to Dawson James Securities, Inc. on July 1, 2021 (incorporated by reference to Exhibit 4.24 to Amendment No. 3 to Registration Statement on Form S-1/A filed on February 2, 2022)
4.24	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Peah Capital, LLC on December 18, 2020 (incorporated by reference to Exhibit 4.14 to the Registration Statement on Form S-1 filed on December 16, 2021)
4.25	Amendment No 1 to Common Stock Purchase Warrant, dated June 30, 2021, between Smart for Life, Inc. and Peah Capital, LLC (incorporated by reference to Exhibit 4.15 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.1	Asset Purchase Agreement, dated January 29, 2024, among Smart for Life, Inc., First Health FL LLC, Ceautamed Worldwide, LLC, Wellness Watchers Global, LLC and Greens First Female, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 2, 2024)
10.2	Bill of Sale and Assignment and Assumption Agreement, dated January 29, 2024, among First Health FL LLC, Ceautamed Worldwide, LLC, Wellness Watchers Global, LLC and Greens First Female, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 2, 2024)
10.3	Assignment of Intellectual Property, dated as of January 29, 2024, among First Health FL LLC, Ceautamed Worldwide LLC, Wellness Watchers, LLC and Greens First Female, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 2, 2024)
10.4	Limited Liability Company Agreement, dated as of January 29, 2024, among Smart for Life, Inc., Joseph X. Xiras, Stuart Benson and Ryan Benson (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on February 2, 2024)
10.5	Loan Agreement, dated March 5, 2024, among Smart for Life, Inc., Doctors Scientific Organica, LLC, Oyster Management Services Ltd., Lavi Enterprises, LLC and Abbsi LLC (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on September 20, 2024)

10.6	Secured Promissory Note issued by Smart for Life, Inc., Doctors Scientific Organica, LLC, Oyster Management Services Ltd. and Lavi Enterprises, LLC to Abbsi LLC on March 5, 2024 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed on September 20, 2024)
10.7	Amendment No. 2 to Original Issue Discount Secured Subordinated Note issued by Smart for Life, Inc. to Joseph X. Xiras on January 26, 2024 (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on February 2, 2024)
10.8	Agreement, dated January 29, 2024, among D&D Hayes, LLC, Ceautamed Worldwide, LLC, Wellness Watchers Global, LLC, Greens First Female, LLC, First Group Acquisition Company, LLC and First Health FL LLC (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on February 2, 2024)
10.9	Agreement, dated January 29, 2024, among Smart for Life, Inc., D&D Hayes, LLC, Ceautamed Worldwide, LLC, Wellness Watchers Global, LLC, Greens First Female, LLC, First Group Acquisition Company, LLC and First Health FL LLC (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on February 2, 2024)
10.10	Independent Director Agreement, dated March 8, 2024, between Smart for Life, Inc. and Loren Brown (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 14, 2024)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2025	SMART FOR LIFE, INC.

/s/ Darren C. Minton
	Name:	Darren C. Minton
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)