Form 10-Q
period 2024-06-30
SMART FOR LIFE, INC.
filed 2025-05-23
CIK 1851860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

or

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

As of May 23, 2025, there were 7,090,728 shares of the registrant’s common stock issued and outstanding.

Smart for Life, Inc.

Quarterly Report on Form 10-Q

 Period Ended June 30, 2024

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SMART FOR LIFE, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SMART FOR LIFE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2024 AND DECEMBER 31, 2023

(UNAUDITED)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$31,703	$154,666
Accounts receivable, net	76,761	128,304
Inventory	964,359	1,424,989
Related party receivable, net	750,791	325,942
Prepaid expenses and other current assets	57,392	152,752
Current assets of discontinued operations	—	145,057
Total current assets	1,881,006	2,331,710

Property and equipment, net	176,346	264,937
Intangible assets, net	6,995,194	7,135,748
Goodwill	3,045,000	3,045,000
Deposits and other assets	66,291	98,945
Operating lease right-of-use assets	1,129,940	2,164,862
Assets of discontinued operations	—	4,618,025
Total other assets	11,412,771	17,327,517
Total assets	$13,293,777	$19,659,227

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,031,369	$4,078,434
Accrued expenses	3,188,612	4,093,419
Accrued expenses, related parties	394,651	264,141
Contract liabilities	460,820	500,820
Preferred stock dividends payable	—	450,562
Operating lease liability, current	219,906	1,104,443
Debt, current, net of debt discounts	3,273,276	10,702,731
Debt, current – related party	29,547	—
Current liabilities of discontinued operations	—	861,358
Total current liabilities	11,598,181	22,055,908

Long-term liabilities:
Operating lease liability, noncurrent	979,828	1,152,900
Debt, noncurrent, net of debt issuance cost	1,797,603	2,190,615
Debt, noncurrent – related party	220,543	—
Liabilities of discontinued operations, noncurrent	—	647,258
Total long-term liabilities	2,997,974	3,990,773
Total liabilities	14,596,155	26,046,681

Commitments and contingencies

Stockholders’ Deficit:
Series B Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, 19,512 and 26,239 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2	3
Series C Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, 9,731 and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1	—
Common Stock, $0.0001 par value, 7,936,508 shares authorized, 2,464,600 and 373,526 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	246	37
Additional paid in capital	71,472,725	61,280,662
Accumulated deficit	(72,775,351)	(67,668,156)
Total stockholders’ deficit	(1,302,378)	(6,387,454)
Total liabilities and stockholders’ deficit	$13,293,777	$19,659,227

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SMART FOR LIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Products	$877,799	$1,324,364	$1,356,592	$2,585,351
Advertising	—	10,616	115	355,471
Total revenues	877,799	1,334,980	1,356,707	2,940,822
Cost of revenues:
Products	471,715	1,012,458	742,963	1,981,142
Advertising	—	9,121	—	278,515
Total cost of revenues	471,715	1,021,579	742,963	2,259,657
Gross profit	406,084	313,401	613,744	681,165
Operating expenses:
General and administrative	319,736	1,410,904	962,083	2,405,748
Compensation – administrative	514,684	1,285,447	890,398	2,620,137
Professional services	285,289	916,302	1,143,641	1,220,298
Consulting fees – related parties	—	—	—	27,547
Impairment of intangible assets	—	466,737	—	466,737
Depreciation and amortization expense	323,126	(38,610)	646,253	397,185
Total operating expenses	1,442,835	4,040,780	3,642,375	7,137,652
Operating loss	(1,036,751)	(3,727,379)	(3,028,631)	(6,456,487)
Other income (expense):
Other income (expense)	(38,675)	281,700	(61,762)	304,852
Gain on debt extinguishment	92,396	189,705	92,396	189,705
Loss on sale of subsidiaries	(148,954)	—	(132,491)	—
Interest expense	(1,078,886)	(560,581)	(2,066,140)	(1,923,626)
Total other income (expense)	(1,174,119)	(89,176)	(2,167,997)	(1,429,069)
Loss from continuing operations	$(2,210,870)	$(3,816,555)	$(5,196,628)	$(7,885,556)
Income (loss) from discontinued operations	$(152)	$(403,441)	$89,433	$(618,755)
Net loss	$(2,211,021)	$(4,219,996)	$(5,107,195)	$(8,504,311)
Loss per share, basic and diluted	$(2.48)	$(122.71)	$(4.73)	$(360.70)
Weighted average shares outstanding, basic and diluted	891,200	34,391	1,079,313	23,577

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SMART FOR LIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

For the Three and Six Months Ended June 30, 2024

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2024	26,239	$3	373,526	$37	$61,280,662	$(67,668,156)	$(6,387,454)
Exercise of warrants	—	—	3,572	—	38,000	—	38,000
Stock-based compensation	—	—	—	—	27,613	—	27,613
Conversion of series B preferred stock to common stock	(6,727)	(1)	10,678	1	—	—	—
Conversion of series C preferred stock to common stock	(16,688)	(2)	238,399	24	(22)	—	—
Common stock issued for services	—	—	9,377	1	91,249	—	91,250
Common stock issued for conversion of notes payable	—	—	285,305	29	1,695,833	—	1,695,862
Series C preferred stock issued for conversion of notes payable	36,507	4	—	—	3,650,677	—	3,650,681
Conversion of Series A dividends to common stock	—	—	102,172	10	450,554	—	450,564
Net loss	—	—	—	—	—	(2,896,174)	(2,896,174)
Balance, March 31, 2024	39,331	$4	1,023,029	$102	$67,234,566	$(70,564,330)	$(3,329,658)
Exercise of warrants	—	—	183,370	18	569,885	—	569,903
Conversion of Series C preferred stock to common stock	(10,088)	(1)	144,120	14	(13)	—	—
Common stock issued for conversion of notes payable	—	—	1,069,759	107	3,499,004	—	3,499,111
Warrant exercise for debt settlement	—	—	44,322	4	142,536	—	142,540
Stock-based compensation	—	—	—	—	26,747	—	26,747
Net loss	—	—	—	—	—	(2,211,021)	(2,211,021)
Balance, June 30, 2024	29,243	$3	2,464,600	$245	$71,472,725	$(72,775,351)	$(1,302,378)

SMART FOR LIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

For the Three and Six Months Ended June 30, 2023

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2023	1,000	$—	77,614	$8	$42,630,425	$(44,992,415)	$(2,361,984)
Exercise of warrants	—	—	978	—	119	—	119
Stock based compensation	—	—	—	—	52,473	—	52,473
Net loss	—	—	—	—	—	(4,284,315)	(4,284,316)
Balance, March 31, 2023	1,000	$—	78,592	8	$42,683,017	$(49,276,730)	$(6,593,707)
Conversion of notes and interest to series B preferred stock	29,398	3	—	—	6,462,688	—	6,462,691
Conversion of series A preferred stock	(1,000)	—	477	—	—	—	—
Stock based compensation	—	—	—	—	27,735	—	27,735
Stock issued as compensation for license agreement and note amendments	—	—	160	—	99,199	—	99,199
Conversion of board fees to series B preferred stock	135	—	—	—	30,000	—	30,000
Conversion of accrued compensation to series B preferred stock	5,285	1	—	—	1,178,310	—	1,178,311
Exercise of warrants	—	—	41,839	4	5,425,017	—	5,425,021
Shares issued for cash, net	—	—	13,738	1	2,151,309	—	2,151,310
Net loss	—	—	—	—	—	(4,219,996)	(4,219,996)
Balance, June 30, 2023	34,818	$4	134,806	$13	$58,057,275	$(53,496,726)	$4,560,564

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SMART FOR LIFE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,107,195)	$(8,504,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt issuance cost	220,135	1,021,292
Loss on sales of subsidiaries	132,491	—
Depreciation and amortization expense	646,254	397,185
Gain on extinguishment of debt	(81,144)	(189,705)
Impairment on intangible assets	—	466,737
Stock-based compensation	54,360	80,208
Non-cash conversion of payables to debt	1,115,852	—
Non-cash finance fees	559,694	—
Non-cash expenses paid with debt	99,179	—
Non-cash financing expenses – stock issued for services	91,250	99,200
Non-cash operating lease costs, net	(22,687)	11,535
Provision for bad debt	—	91,320
Changes in operating assets and liabilities:
Accounts receivable, net	51,543	49,953
Inventory	460,630	625,755
Prepaid expenses and other current assets	95,360	(39,700)
Deposits and other assets	32,654	(158,974)
Accounts payable	(47,066)	(371,498)
Accrued expenses	(270,962)	957,616
Accrued expenses, related parties	130,510	297,324
Contract liabilities	(40,000)	(9,312)
Discontinued operations	467,570	24,462
Net cash used in operating activities	(1,411,573)	(5,150,913)

Cash flows from investing activities:
Additions to property and equipment	—	(3,450)
Net cash used in investing activities	—	(3,450)

Cash flows from financing activities:
Receipts from related parties	1,245,453	89,000
Payments to related parties	(1,420,304)	—
Proceeds from issuance of common stock, net	—	2,151,310
Proceeds from exercise of warrants	1,781,500	5,425,140
Proceeds from debt	163,500	2,053,071
Repayments on debt	(231,244)	(4,309,934)
Repayment of debt of discontinued operations	(250,295)	—
Net cash provided by financing activities	1,288,610	5,408,587

Net increase (decrease) in cash	(122,963)	254,224
Cash, beginning of period	154,666	60,790
Cash, end of period	$31,703	$315,014

Supplemental disclosure of cash flow information:
Interest paid	$17,096	$242,605

Non-cash investing and financing activities:
Debt issued in connection with acquisition	$—	$65,129
Stock issued for exercise of warrants	$607,903	$—
Warrant exercise for debt settlement	142,540	—
Non-cash original issue debt discount	26,113	—
Conversion of notes payable to equity	142,779	—
Conversion of interest to equity	512,335	—
Conversion of interest to notes payable	$121,510	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SMART FOR LIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements reflect the consolidated operations of SMFL and its wholly owned subsidiaries DSO, DSO Canada, Nexus, GSP and BSNM (collectively, the “Company”), and are prepared in the United States Dollars in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Ceautamed has been deemed to be a discontinued operation. Intercompany balances and transactions have been eliminated in consolidation.

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

The comparative financial statements for the years ended December 31, 2023 and 2024, have been adjusted accordingly.

Ceautamed has been deemed to be a discontinued operation (see Note 3).

These reclassifications did not impact previously reported net income, earnings per share, or the Company’s consolidated financial position.

Basis of Presentation

The Company’s fiscal year end is December 31. The Company uses the accrual method of accounting. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. The balance sheet as of December 31, 2023 has been derived from audited consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023 have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of the full fiscal year.

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

Liquidity, Capital Resources and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses and has a deficiency in working capital of approximately $9.7 million at June 30, 2024, which raises substantial doubt about its ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three (3) months or less to be cash equivalents. At June 30, 2024 and December 31, 2023, there were no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable consists primarily of receivables from customers. The balance is presented net of an allowance for expected credit losses. The Company monitors the financial condition of its customers and records the allowance for expected credit losses on receivables when it believes customers are unable to make their required payments based on factors such as delinquencies and aging trends. The allowance for expected credit loss is the Company’s best estimate of the amount of probable credit losses related to existing accounts receivable. Accounts receivable are presented net of an allowance for expected credit losses of $22,686 and $22,686 at June 30, 2024 and December 31, 2023, respectively.

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

No goodwill impairments were recognized during the three and six months ended June 30, 2024 and 2023.

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

Lease Right-of-Use Assets and Liabilities

The Company records a right-of-use asset and lease liability on the condensed consolidated balance sheets for all leases with terms longer than 12 months. Leases are classified either as finance or operating with the classification affecting the pattern of expense recognition.

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

Products (BSNM, DSO, GSP, and Ceautamed)

The Company generates product revenues by manufacturing and packaging of nutraceutical products as a contract manufacturer for customers. The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. The Company’s general payment terms are short-term in duration. For the three months ended June 30, 2024, revenue was made up of contract manufacturing of $0 and $794,240, and online marketing of $478,792 and $530,124, respectively. For the six months ended June 30, 2024, revenue was made up of contract manufacturing of $0 and $1,279,009, online marketing of $1,354,092 and $1,298,088, wholesale of $0 and $8,254, and direct marketing of $2,500 and $0, respectively. The Company does not have significant financing components or payment terms. The Company records deferred revenues for prepaid amounts from customers due to no performance obligations being met at such time. The Company had unsatisfied performance obligations of $456,762 and $496,762 at June 30, 2024 and December 31, 2023, respectively.

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

Nexus’ general payment terms are short-term in duration. Nexus does not have significant financing components or payment terms. Nexus had unsatisfied performance obligations of $4,058 at June 30, 2024 and December 31, 2023.

Freight

Freight costs for the six months ended June 30, 2024 and 2023 were $73,705 and $89,167, respectively. Freight costs for the three months ended June 30, 2024 and 2023 were $41,732 and $30,693, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising costs for the six months ended June 30, 2024 and 2023 were $177,595 and $851,794, respectively. Advertising costs for the three months ended June 30, 2024 and 2023 were $106,562 and $225,702, respectively.

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

Income Taxes

The Company accounts for income taxes under the provisions of ASC 740, “Income Taxes”. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. At June 30, 2024 and December 31, 2023, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company’s tax years subject to examination by tax authorities generally remain open for three (3) years from the date of filing.

The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. Due to the continued losses, the Company has recorded a full valuation allowance at the end of June 30, 2024 and December 31, 2023.

Employee Retention Credits

In accordance with the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), the Company filed for Employee Retention Credits for applicable periods in 2020 and 2021. As amounts to be refunded are subject to IRS calculations, and the timing for processing of the credits are unknown, the Company recognizes as other income amounts refunded upon the receipt of the payment. During the six months ended June 30, 2024 and 2023, the Company received $0 and $586,556, respectively.

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

The following information presents the major classes of line item of assets and liabilities included as part of discontinued operations in the consolidated balance sheets as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$—	$29,872
Accounts receivable, net	—	18,688
Inventory	—	89,997
Prepaid expenses and other current assets	—	6,500
Total current assets	—	145,057

Property and equipment, net	—	4,188
Intangible assets, net	—	3,765,962
Operating lease right-of-use assets	—	702,818
Total other assets	—	4,472,968
Total assets	$—	$4,618,025

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$528,129
Accrued expenses	—	109,623
Contract liabilities	—	99,408
Lease liability, current	—	72,431
Debt, current, net of debt discounts	—	51,767
Total current liabilities	—	861,358

Long-term liabilities:
Lease liability, noncurrent	—	647,258
Total long-term liabilities	—	647,258
Total liabilities	$—	$1,508,616

The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the consolidated statements of operations for the six months ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Revenues
Products	$158,612	$991,492
Cost of revenues
Products	18,989	562,872
Gross profit	139,624	428,620
Operating expenses
General and administrative	28,542	93,596
Compensation	18,205	125,286
Professional services	—	(4,000)
Depreciation and amortization expense	—	546,203
Total operating expenses	46,747	761,085
Operating profit (loss)	92,877	(332,465)
Other income (expense)
Other income (expense)	—	8,826
Gain on extinguishment of debt	—	67,332
Interest expense	(3,444)	(147,133)
Total other income (expense)	(3,444)	(70,976)
Net income (loss) from discontinued operations	89,433	(403,441)
Income tax expense	—	—
Net income (loss)	$89,433	$(403,441)

Note 4 — Inventory

Inventory consisted of the following:

	June 30, 2024	December 31, 2023
Raw materials	$270,800	$386,860
Packaging materials	659,430	755,059
Finished goods	34,129	283,070
	964,359	1,424,989
Less: allowance for obsolescence	—	—
	$964,359	$1,424,989

Note 5 — Property and Equipment

Property and equipment consisted of the following:

	Estimated Useful Lives (in Years)	June 30, 2024	December 31, 2023
Furniture and fixtures	7	$4,461	$9,135
Equipment – manufacturing	5	1,338,218	1,338,218
Building and equipment	5	3,840	3,840
Leasehold improvements	3	75,061	90,100
		1,421,580	1,441,293
Less: accumulated depreciation and amortization		(1,245,234)	(1,176,356)
Property and equipment, net		$176,346	$264,937

Depreciation and amortization expense for the six months ended June 30, 2024 and 2023 totaled $82,019 and $126,581, respectively, which is included in depreciation and amortization expense. Depreciation and amortization expense for the three months ended June 30, 2024 and 2023 totaled $41,009 and $46,250, respectively, which is included in depreciation and amortization expense.

Note 6 — Intangible Assets

Intangible assets consisted of the following:

	Estimated Useful Lives (in Years)	June 30, 2024	December 31, 2023
Goodwill		$3,045,000	$3,045,000

Customer contracts	7-10	$5,805,749	$5,483,263
Developed technology	15	1,660,000	1,660,000
Non-compete agreements	3	840,000	840,000
Patents	5-10	230,000	230,000
Tradename	10-15	2,010,000	2,010,000
Total intangible assets		10,545,749	10,223,263
Less: amortization		(3,550,555)	(3,087,515)
Intangibles, net		$6,995,194	$7,135,748

Amortization for the six months ended June 30, 2024 and 2023 was $564,234 and $270,604, respectively, which is included in depreciation and amortization expense. Amortization of the three months ended June 30, 2024 and 2023 totaled $282,117 and $(84,860), respectively, which is included in depreciation and amortization expense.

The future amortization is as follows:

Years Ending December 31:
2024 (remainder of year)	$564,233
2025	1,015,571
2026	858,466
2027	858,466
2028	724,350
Thereafter	2,974,108
Total	$6,995,194

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

Financial Information

The following provides information about the Company’s right of use assets and lease liabilities as of June 30, 2024 and December 31, 2023:

	Balance Sheet Classification	June 30, 2024	December 31, 2023
Right of use assets operating leases	Operating leases right-of-use asset	$1,129,940	$2,164,862

Lease liabilities
Current
Operating leases	Operating lease liabilities, current portion	219,906	1,104,443
Noncurrent
Operating leases	Operating lease liabilities, non-current portion	979,828	1,152,900
Total lease liabilities		$1,199,734	$2,257,343

The components of the Company’s lease costs for the six months ended June 30, 2024 and 2023 are as follows:

	Income Statement Classification	June 30, 2024	June 30, 2024
Rent expense	General and administration	$176,229	$263,431

Supplemental cash flow information related to Company’s leases for the six months ended June 30, 2024:

Operating Leases
Cash paid for amounts included in the measurement of lease liabilities	$173,067

Weighted average remaining lease term and weighted average discount rate for the Company’s leases as of June 30, 2024:

Operating Leases
Weighted average remaining term (in years)	4.17
Weighted average discount rate	12.00%

Annual maturity analysis of the Company’s lease liabilities as of June 30, 2024:

Operating Leases
2024	$173,932
2025	357,409
2026	368,132
2027	379,176
2028	259,718
Thereafter	—
Total payments	1,538,367
Less: interest	(338,633)
Present value of lease liability	1,199,734
Less: Current portion of lease liabilities	(219,906)
Noncurrent portion of lease liabilities	$979,828

Note 8 — Debt

Original Issue Discount Subordinated Debentures

In June 2022, the Company commenced offerings of original issue discount subordinated debentures. As of June 30, 2024, the Company has completed multiple closings and issued debentures in the aggregate principal amount of $5,277,241, of which $189,613 was issued with issuances costs of $26,113, and $2,086,977 of principal and $472,178 of interest was converted into shares of the Company’s stock for the six months ended June 30, 2024. The debentures contain an original issue discount of 15%, or an aggregate original issue discount of $726,706. As a result, the total purchase price was $4,550,535. The debentures bear interest at a rate of 17.5% per annum and are due from January 2024 through January 2025. The outstanding principal amount and all accrued interest is due and payable on the earlier of (i) the completion of the Company’s next equity financing in which it receives gross proceeds in excess of $20 million, (ii) twenty-four months after the date of issuance or (iii) within 30 days after election of repayment from the holder so long as the election is after the 6-month anniversary of the debenture. The Company may voluntarily prepay the debentures in whole or in part without premium or penalty. The debentures contain customary events of default for a loan of this type. The debentures are unsecured and are subordinated in right of payment to the prior payment in full of all senior indebtedness and are pari passu in right of payment to any other unsecured indebtedness incurred by the Company in favor of any third party. The outstanding principal balance of the debentures was $2,518,110 and $4,415,476, the unamortized debt issuance cost was $17,334 and $84,774 and accrued interest was $778,810 and $1,053,260 as of June 30, 2024 and December 31, 2023, respectively.

On February 21, 2024, the Company received a judgement on an original issue discount subordinated debenture dated August 26, 2022, whereby the outstanding amount of the debenture was amended to $399,306, inclusive of legal fees. On May 30, 2024, the Company entered into a memorandum of understanding with the holder and the parties executed a conversion agreement to convert a portion of the outstanding balance of the debenture totaling $256,765 into 79,840 shares of common stock and the outstanding balance of $142,540 to be exchanged for prepaid warrants exercisable for 44,322 warrant shares. As of June 30, 2024, the outstanding principal balance of the debenture was $0 and accrued interest was $0.

Original Issue Discount Secured Subordinated Note

On July 29, 2022, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which it sold an original issue discount secured subordinated note in the principal amount of $2,272,727 to such investor. The note contains an original issue discount of 12%, or $272,727. As a result, the total purchase price was $2,000,000, the proceeds of which were used to fund the acquisition of Ceautamed. The note shall bear interest at the rate of 16% per annum and matures on July 29, 2027. The outstanding principal and all accrued interest shall be amortized on a 60-month straight-line basis. The Company may prepay the principal and all accrued and unpaid interest on the note without penalty, in whole or in part; provided however, in no event before January 15, 2023, unless with the explicit prior written approval of the holder. The note contains customary events of default for a loan of this type. The note is guaranteed by BSNM, DSO, Nexus, GSP and Ceautamed and is secured by a security interest in all of the assets of the Company and such guarantors; provided that such security interest is subordinate to the rights of the lenders under any senior indebtedness (as defined in the note). On January 26, 2024, the note was modified increasing the principal amount to $2,800,452 inclusive of interest and finance fees, and the interest changed to 13%. For the six months ended June 30, 2024, $1,600,598 was converted into shares of common stock. The outstanding principal balance of the note was $1,199,854 and $2,182,853, the unamortized debt issuance cost was $54,625 and $172,807 and accrued interest was $66,666 and $494,700 as of June 30, 2024 and December 31, 2023, respectively.

Acquisition Notes – Related Parties

On July 1, 2021, the Company issued a 6% secured subordinated promissory note in the principal amount of $3,000,000 to a related party, Sasson E. Moulavi (“Dr. Moulavi”), in connection with the acquisition of DSO. This note accrued interest at 6% per annum and the outstanding principal and interest was amortized on a straight-line basis and was payable quarterly in accordance with the amortization schedule, with all amounts due and payable on July 1, 2024. On November 29, 2022, the Company entered into a letter agreement with Sasson E. Moulavi to amend the terms of the note. Pursuant to the letter agreement, the parties agreed to amend and restate the note to amend the amortization schedule, with the first payment deferred until February 15, 2023 and all amounts due and payable on August 15, 2024. In exchange for the agreement of Dr. Moulavi to enter into the letter agreement, the Company agreed to (i) issue to Dr. Moulavi 100,000 shares of common stock under the Company’s 2022 Equity Incentive Plan and (ii) pay to Dr. Moulavi a fee of $50,000 in cash, which shall be paid upon completion of the Company’s anticipated debt financing and is included in debt balance. On February 6, 2024, $123,930 of principal was converted into 121,500 shares of common stock. On February 21, 2024, $100,400 of principal was converted into 125,500 shares of common stock. On February 28, 2024, $126,028 of principal was converted into 128,600 shares of common stock. On February 29, 2024, the outstanding balance and accrued interest of $1,038,592 and $167,667, respectively, was converted into 12,063 shares of series C preferred stock and 53,659 shares of common stock. The outstanding principal balance of this note was $0 and $1,388,950 and accrued interest was $0 and $37,697 as of June 30, 2024 and December 31, 2023, respectively.

On November 8, 2021, the Company issued a 5% secured subordinated promissory note in the principal amount of $1,900,000 to related parties, Justin Francisco and Steven Rubert, in connection with the acquisition of Nexus. This note accrued interest at 5% per annum and the outstanding principal and interest was amortized on a straight-line basis and was payable quarterly in accordance with the amortization schedule attached to the note, with all amounts due and payable on November 8, 2024. During the year ended December 31, 2023, the outstanding balance including accrued interest was converted into series B preferred stock. As of June 30, 2024, the outstanding principal balance of this note was $0 and accrued interest was $0.

On July 29, 2022, the Company issued secured subordinated convertible promissory notes in the aggregate principal amount of $2,150,000 in connection with the acquisition of Ceautamed, which are partially with a related party. The notes bore interest at the rate of 5% per annum with all principal and accrued interest being due and payable in one lump sum on July 29, 2025; provided that upon an event of default (as defined in the notes), such interest rate shall increase to 10%. On January 29, 2024, the notes were forgiven as part of the transaction in which the assets of Ceautamed were contributed into First Health. The outstanding principal balance of these notes was $0 and accrued interest was $0 as of June 30, 2024 and December 31, 2023.

On July 29, 2022, the Company issued secured subordinated promissory notes in the aggregate principal amount of $2,150,000 in connection with the acquisition of Ceautamed, which are partially with a related party. The notes shall bear interest at the rate of 5% per annum and mature on July 29, 2025; provided that upon an event of default (as defined in the notes), such interest rate shall increase to 10%. The outstanding principal and all accrued interest shall be amortized on a five-year straight-line basis and payable quarterly in accordance with the amortization schedule to the notes. The Company may redeem all or any portion of the notes at any time without premium or penalty. The notes contain customary covenants and events of default for loans of this type, including upon any default under the senior indebtedness (as defined in the notes). The notes are guaranteed by Ceautamed and are secured by a security interest in all of the assets of such guarantors; provided that such security interest is subordinate to the rights of the lenders under any such senior indebtedness. On January 29, 2024, $1,097,997 of this note was forgiven as part of the transaction in which the assets of Ceautamed were contributed into First Health. Also on January 29, 2024, the remaining balance of $1,094,496 was modified to $351,293. The outstanding principal balance of these notes was $51,193 and $2,189,493 and accrued interest was $1,287 and $237,430 as of June 30, 2024 and December 31, 2023, respectively.

On July 29, 2022, the Company issued secured subordinated promissory notes in the aggregate principal amount of $1,300,000 in connection with the acquisition of Ceautamed, which are partially with a related party. The notes bore interest at the rate of 5% per annum with all principal and accrued interest being due and payable in one lump sum ninety (90) days from the date of the note; provided that upon an event of default (as defined in the notes), such interest rate shall increase to 10%. On November 28, 2022, the Company entered into letter agreements with the holders of most of the notes to amend the terms of these notes. Pursuant to letter agreements, the parties agreed to extend the maturity date to June 1, 2023 and agreed to a seven month payment schedule, with the first payment due December 1, 2022. The parties also agreed to increase the default interest rate from 10% to 15%. The Company also agreed that if an event of default (as defined in the notes) has occurred and is continuing, then the Company shall not create any senior indebtedness (as defined in the notes) without the consent of the holders of a majority of the principal amount of the notes. In exchange for the agreement of the holders to enter into the letter agreements, the Company agreed to pay certain amendment fees as more particularly described in the letter agreements. The Company is in the process of negotiating a similar extension of one remaining note in the principal amount of $100,000. The Company may redeem all or any portion of the notes at any time without premium or penalty. The notes contain customary covenants and events of default for loans of this type, including upon any default under the senior indebtedness (as defined in the notes). The notes are guaranteed by Ceautamed and are secured by a security interest in all of the assets of such guarantors; provided that such security interest is subordinate to the rights of the lenders under any such senior indebtedness. On January 29, 2024, $1,210,000 of this note was forgiven as part of the transaction in which the assets of Ceautamed were contributed into First Health. The outstanding principal balance of this note was $90,000 and $90,000 and accrued interest was $8,775 and 6,500 as of June 30, 2024 and December 31, 2023, respectively.

Other Promissory Notes and Cash Advances

Promissory Notes

On July 1, 2021, the Company entered into a loan agreement with Diamond Creek Capital, LLC for a term loan in the principal amount of up to $3,000,000. The loan bore interest at a rate of 15.0% per annum, provided that upon an event of default, such rate would increase by 5%. The loan was due and payable on the earlier of July 1, 2022 or upon completion of the Company’s initial public offering (the “IPO”). The Company repaid $1,325,000 of the principal balance and $27,604 of the interest from the proceeds of the IPO. In connection with such repayment, the lender agreed that the remaining loan was due and payable on July 1, 2023. On April 20, 2023, the Company entered into an amendment to the loan agreement, which provided that the Company would make a payment towards the reduction of principal in the amount of $250,000 within two business days of certain events, which did not occur. On January 29, 2024, this note was fully paid as part of the transaction in which the assets of Ceautamed were contributed into First Health. The outstanding principal balance of this note was $0 and $542,163 and accrued interest was $0 and $0 as of June 30, 2024 and December 31, 2023, respectively.

In 2018, the Company entered into an amended note agreement and convertible promissory note for $200,000 with a third party. The outstanding amount was $100,000 and $100,000 and accrued interest was $167,351 and $149,351 as of June 30, 2024 and December 31, 2023, respectively. The amended loan agreement and convertible promissory note (convertible at fair value of shares) was in default as of June 30, 2024.

On October 12, 2022, the Company issued promissory notes in the principal amount of $258,000 to third parties. These promissory notes bear interest of 15% to 20% and are payable on December 2022 and January 2023. During the year ended December 31, 2023, the Company made various principal and interest payments on the notes. On May 26, 2023, only the remaining principal balance of $105,000 was converted into 471 shares of the Company’s series B preferred stock, the accrued interest was not converted. The outstanding principal balance was $0 and accrued interest was $11,999 as of June 30, 2024 and December 31, 2023.

On November 2, 2022, the Company issued a promissory note to a board member in the principal amount of $50,000. This note bears interest at a rate of 12% and is due on demand. During the year ended December 31, 2023, the principal balance was paid in full, however the accrued interest was not paid. The outstanding amount was $0 and accrued interest was $2,387 as of June 30, 2024 and December 31, 2023.

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

On March 7, 2023, the Company issued a promissory note to a board member in the principal amount of $137,000. This note bears interest at a rate of 12% and is due on demand. During the year ended December 31, 2023, the Company made various principal and interest payments on the notes. On May 26, 2023, $50,000 of principal and $1,137 of interest was converted into 230 shares of the Company’s series B preferred stock. The outstanding amount was $51,294 and $51,294 and accrued interest was $9,278 and 5,312 as of June 30, 2024 and December 31, 2023, respectively.

On April 13, 2023, the Company issued a promissory note to a third party in the principal amount of $59,000. This note bore interest at a rate of 12% and was due on demand. The remaining principal balance as of May 26, 2023, was converted into 265 shares of the Company’s series B preferred stock which resulted in the note being fully paid.

On April 21, 2023, the Company issued a promissory note to a board member in the principal amount of $53,000. This note bears interest at a rate of 12% and is due on demand. The outstanding amount was $30,000 and $30,000 and accrued interest was $1,600 and $800 as of June 30, 2024 and December 31, 2023, respectively.

On June 22, 2023, the Company issued an original issue discount promissory note to a board member in the principal amount of $118,000. This note bears interest at a rate of 17.5% and is due on demand. The outstanding amount was $56,400 and $118,000, an unamortized discount was $0 and $0, and accrued interest was $15,756 and $10,862 as of June 30, 2024 and December 31, 2023, respectively.

On July 12, 2023, the Company issued a promissory note to a third party in the principal amount of $25,000. This note bears interest at a rate of 12% and is due on demand. The outstanding amount was $25,000 and $25,000 and accrued interest was $2,910 and $1,414 as of June 30, 2024 and December 31, 2023, respectively.

On August 10, 2023, the Company issued a promissory note to a board member in the principal amount of $50,000. This note bears interest at a rate of 12% and is due on demand. The outstanding amount was $50,000 and $50,000 and accrued interest was $5,342 and $2,351 as of June 30, 2024 and December 31, 2023, respectively.

On August 15, 2023, the Company issued a promissory note to a board member in the principal amount of $30,000. This note bears interest at a rate of 12% and is due on demand. The outstanding amount was $30,000 and $30,000 and accrued interest was $3,156 and $1,361 as of June 30, 2024 and December 31, 2023, respectively.

On August 24, 2023, the Company issued a promissory note to a third party in the principal amount of $60,000. This note bears interest at a rate of 12% and is due on demand. On May 25, 2023, the principal of $60,000 and interest of $6,451 were converted into 346 shares of the Company’s series B preferred stock which resulted in the note being fully paid.

On September 7, 2023, the Company issued a promissory note to a board member in the principal amount of $35,000. This note bears interest at a rate of 12% and is due on demand. The outstanding amount was $35,000 and $35,000 and accrued interest was $3,418 and $1,323 as of June 30, 2024 and December 31, 2023, respectively.

On September 14, 2023, the Company issued a promissory note to a third party in the principal amount of $100,000. This note bears interest at a rate of 12% and is due on demand. On February 29, 2024, the principal of $100,000 and accrued interest of $5,523 were converted into 1,055 shares of the Company’s series C preferred stock. The outstanding amount was $0 and $100,000 and accrued interest was $0 and $3,551 as of June 30, 2024 and December 31, 2023, respectively.

On September 29, 2023, the Company issued a promissory note to a board member in the principal amount of $35,000. This note bears interest at a rate of 12% and is due on demand. The outstanding amount was $35,000 and $35,000 and accrued interest was $3,164 and $1,070 as of June 30, 2024 and December 31, 2023, respectively.

On October 4, 2023, the Company issued a promissory note to a board member in the principal amount of $15,000. This note bears interest at a rate of 12% and is due on demand. The outstanding amount was $15,000 and $15,000 and accrued interest was $1,332 and $434 as of June 30, 2024 and December 31, 2023, respectively.

On October 11, 2023, the Company issued a promissory note to a third party in the principal amount of $24,000. This note bears interest at a rate of 12% and is due on demand. On February 29, 2024, the principal of $24,000 and accrued interest of $6,157 was converted into 302 shares of the Company’s series C preferred stock. The outstanding amount was $0 and $24,000 and accrued interest was $0 and $639 as of June 30, 2024 and December 31, 2023, respectively.

On November 14, 2023, the Company issued a promissory note to a board member in the principal amount of $30,000. This note bears interest at a rate of 12% and is due on demand. The outstanding amount was $30,000 and $30,000 and accrued interest was $2,259 and $464 as of June 30, 2024 and December 31, 2023, respectively.

On November 30, 2023, the Company issued a promissory note to a board member in the principal amount of $15,000. This note bears interest at a rate of 12% and is due on demand. The outstanding amount was $15,000 and $15,000 and accrued interest was $1,050 and $153 as of June 30, 2024 and December 31, 2023, respectively.

Promissory Note - Related Party

On March 5, 2024, the Company issued a promissory note to a related party in the principal amount of $250,000. This note bears interest at a rate of 12% and is due on March 5, 2029. At June 30, 2024, the outstanding amount was $250,000 and accrued interest was $9,616.

Cash Advances

In July 2022, the Company entered into a cash advance agreement for $650,000 with a required repayment amount of $897,750, which requires weekly payments of approximately $40,806. The outstanding amount was $97,846 and $147,500 as of June 30, 2024 and December 31, 2023, respectively.

In August 2022, the Company entered into a cash advance agreement for $100,000 with a required repayment amount of $146,260, which requires weekly payments of approximately $6,200. The outstanding amount was $2,020 and $4,360 as of June 30, 2024 and December 31, 2023, respectively.

In September 2022, the Company entered into a cash advance agreement for $243,750 with a required repayment amount of $372,500, which requires weekly payments of approximately $15,000. The outstanding amount was $12,584 as of June 30, 2024 and December 31, 2023.

In November 2022, the Company entered into cash advance agreements for $592,236 with a required repayment amount of $994,460, which requires weekly payments of approximately $52,422. The outstanding amount was $0 and $83,037 and unamortized debt issuance cost of $0 and $0 as of June 30, 2024 and December 31, 2023, respectively.

In December 2022, the Company entered into cash advance agreements for $293,000 with a required repayment amount of $439,207, which requires weekly payments of approximately $39,905. The outstanding balance was $8,271 and unamortized debt issuance cost was $0 as of June 30, 2024 and December 31, 2023.

In June 2023, the Company refinanced the January 2023 agreements with balances of $284,029 and entered into cash advance agreements and received an additional $107,071 with a required repayment amount of $604,035, which requires weekly payments of approximately $48,625. The outstanding amount was $0 and $497,158 and unamortized debt issuance cost was $0 and $0 as of June 30, 2024 and December 31, 2023, respectively.

In July 2023, the Company entered into cash advance agreements for $74,950 with a required repayment amount of $74,950, which requires weekly payments of approximately $7,495. The outstanding amount was $7,974 and $30,974 as of June 30, 2024 and December 31, 2023, respectively.

In August 2023, the Company refinanced an agreement from June 2023, and as a result, the Company received an additional $48,030. The outstanding amount was $0 and $48,030 and unamortized debt issuance cost was $0 and $0 as of June 30, 2024 and December 31, 2023, respectively.

In November 2023, the Company entered into cash advance agreements for $49,476 with a required repayment amount of $49,476. The outstanding amount was $49,476 as of June 30, 2024 and December 31, 2023.

Equipment Financing Loan

In May 2022, the Company entered into an equipment financing loan for $146,765 used for the purchase of equipment within BSNM’s operations. The loan bears interest at 10.18% and matures on April 1, 2027. The outstanding amount was $106,016 and $108,249 at June 30, 2024 and December 31, 2023, respectively.

In August 2022, the Company entered into an equipment financing loan for $35,050 used for the purchase of equipment within BSNM’s operations. The loan bears interest at 10.18% and matures on August 1, 2027. The outstanding amount was $27,214 and $27,831 at June 30, 2024 and December 31, 2023, respectively.

In July 2022, the Company entered into an equipment financing loan for $8,463 used for the purchase of equipment within Ceautamed’s operations. The outstanding amount was $0 and $4,360 at June 30, 2024 and December 31, 2023, respectively and is included within the liabilities of discontinued operations.

Revolving Lines of Credit

In August 2022, Ceautamed entered into a revolving line of credit with a bank, which permits borrowings up to $50,000 and bears interest at 45.09% with no expiration date. In 2023, the Company borrowed an additional $43,000. The outstanding principal balance of these lines of credit was $0 and $47,407 at June 30, 2024 and December 31, 2023, respectively, and is included within discontinued operations.

In September 2022, DSO entered into a revolving line of credit with a bank, which permits borrowings up to $70,000 and bears interest at 9.49% with no expiration date. The outstanding principal balance of this line of credit was $0 and $16,471 at June 30, 2024 and December 31, 2023, respectively.

In September 2023, DSO entered into a merchant loan agreement for $113,000. Repayment amounts are 17% of the daily account credits processed through the provider until the loan amount is paid in full. The outstanding principal balance was $2,219 and $103,648 at June 30, 2024 and December 31, 2023, respectively.

EIDL Loan

In June 2020, pursuant to the economic injury disaster loan program under the under the provisions of the CARES Act, the Company entered into a promissory note with the U.S. Small Business Administration with a principal amount of $300,000. This loan matures in 30 years and bears interest at a rate of 3.75%. The loans are secured by all of the Company’s assets. The outstanding principal balance of this loan was $300,000 and $300,000 and accrued interest was $45,344 and $33,953 at June 30, 2024 and December 31, 2023, respectively.

PPP Loans

In February 2021, the Company received an additional $261,164 in PPP loans under the CARES Act. This loan bears interest at a rate of 1% per annum and matures in April 2025. The outstanding balance of this loan was $197,457 and $197,457 and accrued interest was $11,430 and $8,429 at June 30, 2024 and December 31, 2023, respectively.

Total Debt

Debt is comprised of the following components as of June 30, 2024:

Original issue discount subordinated debentures	$2,518,110
Original issue discount secured subordinated note	1,199,854
Acquisition notes – related party	141,193
Promissory notes and cash advances	650,865
Promissory note – related party	250,000
Revolving lines of credit	2,219
Equipment financing loan	133,230
EIDL loan	300,000
PPP loans	197,457
5,392,928
Debt issuance costs	(71,959)
Debt, net	5,320,969
Debt, current	3,325,866
Debt issuance costs, current	(23,043)
Current portion of debt, net	3,302,823
Debt, non-current	2,067,062
Debt issuance costs, non-current	(48,916)
Non-current portion of debt, net	$2,018,146

The Company was not in compliance with all debt covenants as of June 30, 2024, but waivers of non-compliance were obtained for all such debt, except as disclosed in Note 8.

The future contractual maturities of the debt are as follows:

For the Year Ended December 31:
2024 (remainder of year)	$3,309,546
2025	139,431
2026	459,275
2027	165,114
2028	181,851
Thereafter	1,065,752
Total	$5,320,969

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

Cash

The Company places its cash with high credit quality financial institutions. At June 30, 2024 and December 31, 2023, the Company had no cash balances in excess of the Federal Deposit Insurance Corporation coverage of $250,000 per institution. The Company has not experienced any losses in such accounts.

Major Customers

For the six months ended June 30, 2024 and 2023, the Company had two significant customers representing an aggregate of 95% and 41% of revenues and one that makes up 100% and 71% of the accounts receivable balance, respectively.

For the three months ended June 30, 2024 and 2023, the Company had three and two significant customers representing an aggregate of 99% and 41% of revenues and one that makes up 100% and 71% of the accounts receivable balance, respectively. The Company’s officers are closely monitoring the relationships with all customers.

Major Vendors

For the six months ended June 30, 2024 and 2023, the Company had four and one major supplier representing an aggregate 85% and 12% of purchases, respectively.

For the three months ended June 30, 2024 and 2023, the Company had four and one major supplier representing 89% and 13% of purchases, respectively. The Company’s officers are closely monitoring the relationships with all significant suppliers.

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

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. Interest and penalties related to income tax matters, if any, would be recognized as a component of income tax expense. At June 30, 2024 and December 2023, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. Currently, the tax years subsequent to 2018 are open and subject to examination by the taxing authorities.

At June 30, 2024, the Company had net operating loss carry forwards for federal income tax purposes of approximately $20.1 million, which will be available to offset future taxable income.

Note 11 — Stockholders’ Equity

Preferred Stock

During the three and six months ended June 30, 2024, and 6,727 shares of series B preferred stock were converted into 0 and 10,678 shares of common stock, respectively.

During the three and six months ended June 30, 2024, the Company issued 0 and 36,507 shares of series C preferred stock and 10,088 and 26,776 shares of series C preferred stock were subsequently converted into 144,120 and 382,519 shares of common stock, respectively.

Common Stock

During the three and six months ended June 30, 2024, the Company issued (i) 183,370 and 186,942 shares of common stock upon the exercise of warrants; (ii) 0 and 10,678 shares of common stock upon the conversion of 0 and 6,727 shares of series B preferred stock; (iii) 144,120 and 382,519 shares of common stock upon the conversion of 10,088 and 26,776 shares of series C preferred stock; (iv) 0 and 9,377 shares of common stock for services rendered; (v) 1,069,759 and 1,355,064 shares of common stock upon the conversion of debt and interest; (vi) 0 and 102,172 shares of common stock upon the conversion of series A preferred stock dividends, and (vii) issued 44,322 and 44,322 shares of common stock upon the cashless exercise of warrants, respectively.

During the three and six months ended June 30, 2023, the Company issued (i) 36,953 and 36,953 shares of common stock upon exercise of warrants; (ii) 477 and 477 shares of common stock upon the conversion of 1,000 and 1,000 shares of Series A preferred stock; (iii) 80 and 80 shares of common stock as compensation for amending the license agreement for Sports Illustrated Nutrition; (iv) 80 and 80 shares of common stock as compensation for the amendment of a note payable; (v) 13,738 and 13,738 shares of common stock as part of a securities purchase agreement, and (vi) 5,864 and 978 shares of common stock upon the cashless exercise of warrants, respectively.

Stock Options and Warrants

In September 2020, the Company adopted its 2020 Incentive Plan (the “2020 Plan”) under which the Company is authorized to issue awards for up to 635 shares of common stock to directors, officers, employees, and consultants who provide services to the Company. Awards that may be granted include incentive stock options, non-qualified stock options and awards of restricted stock. At June 30, 2024, there were no shares of common stock available for issuance under the 2020 Plan. The Company did not issue any stock options under the 2020 Plan during the six months ended June 30, 2024 or 2023.

In January 2022, the Company adopted its 2022 Equity Inventive Plan, as amended (the “2022 Plan”), under which the Company is authorized to issue awards for up to 47,620 shares of common stock to directors, officers, employees, and consultants who provide services to the Company. Awards that may be granted include incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards and performance compensation awards. At June 30, 2024, there were 11,432 shares of common stock available for issuance under the 2022 Plan. The Company did not issue any stock options under the 2022 Plan during the six months ended June 30, 2024 or 2023.

The Company recognized $54,360 and $80,208 of compensation expense related to the vesting of options based on the service period during the six months ended June 30, 2024 and 2023, respectively. The compensation expense recognized for the three months ended June 30, 2024 and 2023 was $26,747 and $27,735, respectively.

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

On June 3, 2024, the Company issued a pre-funded warrant for the purchase of 44,322 in exchange for the conversion of debt in the amount of $142,541. The warrant was immediately exercised in full on June 3, 3034.

In addition to the warrant exercises described above, during the three and six months ended June 30, 2024, warrant holders exercised an aggregate of 43,201 and 46,773 shares, respectively.

In the three and six months ended June 30, 2023, warrant holders exercised an aggregate of 41,839 and 70,961 shares, respectively.

The following is a summary of options and warrants granted, exercised, forfeited and outstanding during the six months ended June 30, 2024 and 2023:

	2024-Stock Options		2024-Warrants
	Number of Options	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2024	43,259	$32.73	217,313	$812.73
Granted	—	—	608,185	4.13
Exercised	—	—	(231,264)	(3.98)
Forfeited	—	—	—	—
Outstanding at June 30, 2024	43,259	$32.73	594,234	$812.88
Exercisable at June 30, 2024	21,205		594,234

	2023-Stock Options		2023-Warrants
	Number of Options	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2023	876	$1,984.50	71,513	$1,984.50
Granted	—	—	157,196	1,984.50
Exercised	—	—	(70,961)	(1,984.50)
Forfeited	(59)	(1,984.50)	—	—
Outstanding at June 30, 2023	817	$—	157,748	$1,984.50
Exercisable at June 30, 2023	817		157,748

The fair value of each option and warrant in 2024 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

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

Net Loss Per Share

Basic and diluted net loss per share of common stock for the six months ended June 30, 2024, and 2023 was determined by dividing net loss by the weighted average shares of common stock outstanding during the period. The Company’s potentially dilutive shares, consisting of 594,234 warrants and 43,259 stock options, have not been included in the computation of dilutive net loss per share for the periods as the result would be antidilutive.

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

The Company is party to a management services agreement with Trilogy Capital Group, LLC (“Trilogy”), a company controlled by the Company’s Executive Chairman. For the six months ended June 30, 2024 and 2023, the Company paid Trilogy $0 and $27,547, respectively, for services rendered under a consulting agreement which are reflected in the statements of operations as consulting fees – related parties.

Note 14 — Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has reviewed its operations subsequent to June 30, 2024 to the date these condensed consolidated financial statements were issued, and has determined that, except as set forth below, it does not have any material subsequent events to disclose in these financial statements.

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

Additional Equity Transactions

Subsequent to June 30, 2024, an aggregate of 1,527 shares of series B preferred stock were exchanged for debt, which was immediately converted into an aggregate of 258,125 shares of common stock.

Subsequent to June 30, 2024, holders returned an aggregate of 105,670 shares of common stock in exchange for the return of an aggregate of 7,396.77 shares of series C preferred stock. All but 977.98 of those shares of series C preferred stock were then converted into debt and then immediately converted back into an aggregate of 381,934 shares of common stock.

Subsequent to June 30, 2024, the Company issued an aggregate of 4,146,106 shares of common stock upon the conversion of other debt.

Subsequent to June 30, 2024, an aggregate of 54,367 shares of common stock were cancelled by the holders thereof.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023, or the Form 10-K, or elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

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

Results of Operations

Comparison of Three Months Ended June 30, 2024 and 2023

The following table sets forth key components of our results of operations during the three months ended June 30, 2024 and 2023, both in dollars and as a percentage of our revenues.

	June 30, 2024		June 30, 2023
	Amount	% of Revenues	Amount	% of Revenues
Revenues
Products	$877,799	100.00%	$1,324,364	99.20%
Advertising	—	—	10,616	0.80%
Total revenues	877,799	100.00%	1,334,980	100.00%
Cost of revenues
Products	471,715	53.74%	1,012,458	75.84%
Advertising	—	—	9,121	0.68%
Total cost of revenues	471,715	53.74%	1,021,579	76.52%
Gross profit	406,084	46.26%	313,401	23.48%
Operating expenses
General and administrative	319,736	36.42%	1,410,904	105.69%
Compensation - administrative	514,684	58.63%	1,285,447	96.29%
Professional services	285,289	32.50%	916,302	68.64%
Impairment on intangible assets	—	—	466,737	34.96%
Depreciation and amortization expense	323,126	36.81%	(38,610)	(2.89)%
Total operating expenses	1,442,835	164.37%	4,040,780	302.68%
Operating loss	(1,036,751)	(118.11)%	(3,727,379)	(279.21)%
Other income (expense)
Other income (expense)	(38,675)	(4.41)%	281,700	21.10%
Gain on debt extinguishment	92,396	10.53%	189,705	14.21%
Loss on sale of subsidiary	(148,954)	(16.97)%	—	—
Interest expense	(1,078,886)	(122.91)%	(560,581)	(41.99)%
Total other income (expenses)	(1,174,119)	(133.76)%	(89,176)	(6.68)%
Loss from continuing operations	(2,210,870)	(251.87)%	(3,816,555)	(285.89)%
Loss from discontinued operations	(152)	(0.02)%	(403,441)	(30.22)%
Net loss	$(2,211,022)	(251.88)%	$(4,219,996)	(316.11)%

Revenues. Our total revenues decreased by $457,181, or 34.25%, to $877,799 for the three months ended June 30, 2024 from $1,334,980 for the three months ended June 30, 2023.

Our nutraceutical business generates revenue from the sales of nutritional and related products. Revenues from our nutraceutical business (products) decreased by $446,565, or 33.72%, to $877,799 for the three months ended June 30, 2024 from $1,324,364 for the three months ended June 30, 2023. This decrease was primarily due to our cash constraints and our inability to pay for raw materials used in the production of both branded and contract manufacturing products. The decreased revenues were the result of a decrease in the volume of products sold and not due to pricing changes.

Our digital marketing business generates revenues when sales of listed products are sold by product vendors through our network as a result of the marketing efforts of digital marketers. We did not generate any revenues from our digital marketing business (advertising) for the three months ended June 30, 2024, as compared to $10,616 for the three months ended June 30, 2023. The decrease in revenue is attributable to our repurposing of the subsidiary from affiliate network management to focusing on the advertising of our other subsidiaries.

Cost of revenues. Our total cost of revenues decreased by $549,864, or 53.82%, to $471,715 for the three months ended June 30, 2024 from $1,021,579 for the three months ended June 30, 2023. Such decrease is directly related to the decrease in revenues.

Cost of revenues for our nutraceutical business consist of ingredients, packaging materials, freight, and labor associated with the production of various products. Cost of revenues for our nutraceutical business (products) decreased by $540,743, or 53.41%, to $471,715 for the three months ended June 30, 2024 from $1,012,458 for the three months ended June 30, 2023. As a percentage of product revenues, cost of revenues for product sales were 53.74% and 76.45% for the three months ended June 30, 2024, and 2023, respectively. The decreased percentage is due to decreased product offerings allowing for a concentration of ingredients used in production.

Cost of revenues for our digital marketing business consist of commissions and bonuses paid to digital marketers. Cost of revenues from our digital marketing business (advertising) was $0 for the three months ended June 30, 2024, as compared to $269,394 for the three months ended March 31, 2023. As a percentage of advertising revenues, cost of revenues for advertising sales was 0.00% and 85.92% for the three months ended June 30, 2024 and 2023, respectively. Such decrease is directly related to the decrease in revenues.

Gross profit. As a result of the foregoing, our gross profit increased by $92,683, or 29.57%, to $406,084 for the three months ended June 30, 2024 from $313,401 for the three months ended June 30, 2023. As a percentage of revenues, our gross profit was 46.26% and 23.48% for the three months ended June 30, 2024 and 2023, respectively.

General and administrative expenses. Our general and administrative expenses consist primarily of advertising expenses, bad debts, rent expense, insurance and other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $1,091,168, or 77.34%, to $319,736 for the three months ended June 30, 2024 from $1,410,904 for the three months ended June 30, 2023. As a percentage of revenues, our general and administrative expenses were 36.42% and 105.69% for the three months ended June 30, 2024 and 2023, respectively. The decrease was primarily due to decreased advertising costs, royalty fees and insurance rates in 2024.

Compensation - administrative. Our compensation expenses include both cash and non-cash items, including salaries plus related payroll taxes. Our compensation expenses decreased by $770,763, or 59.96%, to $514,684 for the three months ended June 30, 2024 from $1,285,447 June 30, 2023. As a percentage of revenues, our compensation expenses were 58.63% and 96.29% for the three months ended June 30, 2024 and 2023, respectively. Such decrease was primarily due to a reduction of headcount.

Professional services.  Our professional services expenses consist primarily of investor relations, consulting, advisory, legal and audit expenses incurred in connection with general operations. Our professional services expenses decreased by $631,013, or 68.87%, to $285,289 for the three months ended June 30, 2024 from $916,302 for the three months ended June 30, 2023. As a percentage of revenues, our professional services expenses were 32.50% and 68.64% for the three months ended June 30 2024 and 2023, respectively. The decrease was primarily due to decreased legal fees, investor relations efforts, and audit fees, all due to the cash constraints of the company.

Impairment of intangible assets. Due to a significant decrease in advertising revenues, we performed an impairment analysis on the affiliate relationships associated with our Nexus subsidiary and recognized an impairment of $466,737 during the three months ended June 30, 2023. No impairment was recognized in the three months ended June 30, 2024.

Depreciation and amortization. Depreciation and amortization was $323,126, or 36.81% of revenues, for the three months ended June 30, 2024, as compared to $(38,610), or (2.89)% of revenues, for the three months ended June 30, 2024. The increase in amortization is associated with intangible assets resulting from acquisitions and the impairment of the intangible assets.

Total other expense. We had $1,174,119 in total other expense, net, for the three months ended June 30, 2024, as compared to total other expense, net, of $89,176 for the three months ended June 30, 2023. Total other expense, net, for the three months ended June 30, 2024 consisted of interest expense of $1,078,886, loss on sale of subsidiary of $148,954, and other expense of $38,675, offset by gain on extinguishment of debt of $92,396, while other expense, net, for the three months ended June 30, 2023 consisted of interest expense of $560,581, offset by a gain on extinguishment of debt of $189,705 and $281,700 of other income from employee retention credits received.

Loss from discontinued operations. We had $152 in loss from discontinued operations for the three months ended June 30, 2024, as compared to $403,441 for the three months ended June 30, 2023.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $2,211,021 for the three months ended June 30, 2024, as compared to $4,219,996 for the three months ended June 30, 2023.

Comparison of Six Months Ended June 30, 2024 and 2023

The following table sets forth key components of our results of operations during the six months ended June 30, 2024 and 2023, both in dollars and as a percentage of our revenues.

	June 30, 2024		June 30, 2023
	Amount	% of Revenues	Amount	% of Revenues
Revenues
Products	$1,356,592	99.99%	$2,585,351	87.91%
Advertising	115	0.01%	355,471	12.09%
Total revenues	1,356,707	100.00%	2,940,822	100.00%
Cost of revenues
Products	742,963	54.76%	1,981,142	67.37%
Advertising	—	—	278,515	9.47%
Total cost of revenues	742,963	54.76%	2,259,657	76.84%
Gross profit	613,744	45.24%	681,165	23.16%
Operating expenses
General and administrative	962,083	70.91%	2,405,748	81.81%
Compensation - administrative	890,398	65.63%	2,620,137	89.10%
Professional services	1,143,641	84.30%	1,220,298	41.50%
Consulting fees - related parties	—	—	27,547	0.94%
Impairment on intangible assets	—	—	466,737	15.87%
Depreciation and amortization expense	646,253	47.63%	397,185	13.51%
Total operating expenses	3,642,375	268.47%	7,137,652	242.71%
Operating loss	(3,028,631)	(223.23)%	(6,456,487)	(219.55)%
Other income (expense)
Other income (expense)	(61,762)	(4.55)%	304,852	10.37%
Gain on debt extinguishment	92,396	6.81%	189,705	6.45%
Loss on sale of subsidiaries	(132,491)	(9.77)%	—	—
Interest expense	(2,066,140)	(152.29)%	(1,923,626)	(65.41)%
Total other income (expenses)	(2,167,997)	(159.80)%	(1,429,069)	(48.59)%
Loss from continuing operations	(5,196,628)	(383.03)%	(7,885,556)	(268.14)%
Income (loss) from discontinued operations	89,433	6.59%	(618,755)	(21.04)%
Net loss	$(5,107,195)	(376.44)%	$(8,504,311)	(289.18)%

Revenues. Our total revenues decreased by $1,584,115, or 53.87%, to $1,356,707 for the six months ended June 30, 2024 from $2,940,822 for the six months ended June 30, 2023.

Revenues from our nutraceutical business (products) decreased by $1,228,759, or 47.53%, to $1,356,592 for the six months ended June 30, 2024 from $2,585,351 for the six months ended June 30, 2023. This decrease was primarily due to our cash constraints and our inability to pay for raw materials used in the production of both branded and contract manufacturing products. The decreased revenues were the result of a decrease in the volume of products sold and not due to pricing changes.

Revenues from our digital marketing business (advertising) decreased by $355,356, or 99.97%, to $115 for the six months ended June 30, 2024 from $355,471 for the six months ended June 30, 2023. The decrease in revenue is attributable to our repurposing of the subsidiary from affiliate network management to focusing on the advertising of our other subsidiaries.

Cost of revenues. Our total cost of revenues decreased by $1,516,694, or 67.12%, to $742,963 for the six months ended June 30, 2024 from $2,259,657 for the six months ended June 30, 2023. Such decrease is directly related to the decrease in revenues.

Cost of revenues for our nutraceutical business (products) decreased by $1,238,179, or 62.50%, to $742,963 for the six months ended June 30, 2024 from $1,981,142 for the six months ended June 30, 2023. As a percentage of product revenues, cost of revenues for product sales were 54.77% and 76.63% for the six months ended June 30, 2024 and 2023, respectively. The decreased percentage is due to decreased product offerings allowing for a concentration of ingredients used in production.

Cost of revenues from our digital marketing business (advertising) was $0 for the six months ended June 30, 2024, as compared to $278,515 for the six months ended June 30, 2023. As a percentage of advertising revenues, cost of revenues for advertising sales was 0% and 78.35% for the six months ended June 30, 2024 and 2023, respectively. Such decrease is directly related to the decrease in revenues.

Gross profit. As a result of the foregoing, our gross profit decreased by $67,421, or 9.90%, to $613,744 for the six months ended June 30, 2024 from $681,165 for the six months ended June 30, 2023. As a percentage of revenues, our gross profit was 45.24% and 23.16% for the six months ended June 30, 2024 and 2023, respectively.

General and administrative expenses.  Our general and administrative expenses decreased by $1,443,665, or 60.01%, to $962,083 for the six months ended June 30, 2024 from $2,405,748 for the six months ended June 30, 2023. As a percentage of revenues, our general and administrative expenses were 70.91% and 81.81% for the six months ended June 30, 2024 and 2023, respectively. Such decrease was primarily due to decreased advertising costs, royalty fees and insurance rates in 2024.

Compensation - administrative.  Our compensation expenses decreased by $1,729,739, or 66.02%, to $890,398 for the six months ended June 30, 2024 from $2,620,137 for the six months ended June 30, 2023. As a percentage of revenues, our compensation expenses were 65.63% and 89.10% for the six months ended June 30, 2024 and 2023, respectively. Such decrease was primarily due to reduced headcount.

Professional services.  Our professional services expenses decreased by $76,657, or 6.28%, to $1,143,641 for the six months ended June 30, 2024 from $1,220,298 for the six months ended June 30, 2023. As a percentage of revenues, our professional services expenses were 84.30% and 41.50% for the six months ended June 30 2024 and 2023, respectively. Such percentage increase was primarily due legal fees and Nasdaq compliance consulting fees incurred.

Consulting fees - related parties.  For the six months ended June 30, 2024 and 2023, we paid Trilogy Capital Group, LLC, a company controlled by our Executive Chairman, $0 and $27,547, respectively, for services rendered under a consulting agreement.

Impairment of intangible assets. Due to a significant decrease in advertising revenues, we performed an impairment analysis on the affiliate relationships associated with our Nexus subsidiary and recognized an impairment of $466,737 during the six months ended June 30, 2023. No impairment was recognized in the six months ended June 30, 2024.

Depreciation and amortization. Depreciation and amortization was $646,253, or 47.63% of revenues, for the six months ended June 30, 2024, as compared to $397,185 or 13.51% of revenues, for the six months ended June 30, 2023. The increase in amortization is associated with intangible assets resulting from acquisitions.

Total other expense. We had $2,167,997 in total other expense, net, for the six months ended June 30, 2024, as compared to total other expense, net, of $1,429,069 for the six months ended June 30, 2023. Total other expense, net, for the six months ended June 30, 2024 consisted of interest expense of $2,066,140, a loss on the sale of subsidiary of $132,491, and other expense of $61,762, offset by a gain on extinguishment of debt of $92,396, while other expense, net, for the six months ended June 30, 2023 consisted of interest expense of $1,923,626, offset by a gain on extinguishment of debt of $189,705 and the receipt of employee retention credits of $304,852.

Income (loss) from discontinued operations. We had $89,433 in net income from discontinued operations for the six months ended June 30, 2024, as compared to a loss of $618,755 for the six months ended June 30, 2023.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $5,107,195 for the six months ended June 30, 2024, as compared to $8,504,311 for the six months ended June 30, 2023.

Liquidity and Capital Resources

As of June 30, 2024, we had cash of $31,703. To date, we have financed our operations primarily through revenue generated from operations, bank borrowings and sales of our securities. Since our inception in 2017, we have experienced losses and as a result have continued to use cash in our operations. We have been dependent upon financing activities as we implement our acquisition strategy.

Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have suffered recurring losses from operations and have a working capital deficiency of $9.7 million at June 30, 2024. These conditions raise substantial doubt about our ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes that currently available resources will not be sufficient to fund our planned expenditures over the next 12 months from the date hereof. Accordingly, we will be dependent upon the raising of additional capital through placement of common stock and/or debt financing in order to implement our business plan. There is no assurance that we will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on our financial condition.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(1,411,573)	$(5,150,913)
Net cash used in investing activities	—	(3,450)
Net cash provided by financing activities	1,288,610	5,408,587
Net change in cash	(122,963)	254,224
Cash and cash equivalents at beginning of period	154,666	60,790
Cash and cash equivalents at end of period	$31,703	$315,014

Our net cash used in operating activities was $1,411,573 for the six months ended June 30, 2024, as compared to $5,150,913 for the six months ended June 30, 2023. For the six months ended June 30, 2024, our net loss of $5,107,195, offset by non-cash financing of payable of $1,115,852, depreciation and amortization of $646,254, non-cash finance fees of $559,694, discontinued operations of $467,570, and a decrease in inventory of $460,630 were the primary drivers for cash used in operations. For the six months ended June 30, 2023, our net loss of $8,504,311, offset by debt issuance costs of $1,021,292, an increase in accrued expenses of $957,616, a decrease in inventory $625,755, an impairment of intangible assets of $466,737, and depreciation and amortization expense of $397,185 were the primary drivers for cash used in operations.

We had no investing activities for the six months ended June 30, 2024, as compared to net cash used in investing activities of $3,450 for the six months ended June 30, 2024, which consisted entirely of additions to property and equipment.

Our net cash provided by financing activities was $1,288,610 for the six months ended June 30, 2024, as compared to $5,408,587 for the six months ended June 30, 2023. Net cash provided by financing activities for the six months ended June 30, 2024 consisted of proceeds from the exercise of warrants of $1,781,500, receipts from related parties of $1,245,453, and proceeds from debt of $163,500, offset by repayments to related parties of $1,420,304, repayment of debt of discontinued operations of $250,295 and repayment of debt of $231,244. Net cash provided by financing activities for the six months ended June 30, 2023 consisted of proceeds from the exercise of warrants of $5,425,140, proceeds from the issuance of common stock of $2,151,310, proceeds from debt issuance of $2,053,071, and receipts from related parties of $89,000, offset by payment of fees from issuance of common stock of $4,309,934.

Outstanding Debt

The following table shows aggregate figures for our total debt outstanding at June 30, 2024. For a complete description of the terms of our outstanding debt, please see Note 8 to our unaudited condensed consolidated financial statements above.

Original issue discount subordinated debentures	$2,518,110
Original issue discount secured subordinated note	1,199,854
Acquisition notes – related party	141,193
Promissory notes and cash advances	650,865
Promissory note – related party	250,000
Revolving lines of credit	2,219
Equipment financing loan	133,230
EIDL loan	300,000
PPP loans	197,457
5,392,928
Debt issuance costs	(71,959)
Debt, net	5,320,969
Debt, current	3,325,866
Debt issuance costs, current	(23,043)
Current portion of debt, net	3,302,823
Debt, non-current	2,067,062
Debt issuance costs, non-current	(48,916)
Non-current portion of debt, net	$2,018,146

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2024. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which we are still in the process of remediating as of June 30, 2024, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, for the description of these weaknesses.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, our management has identified the steps necessary to address the material weaknesses, and in the second quarter of 2024, we continued to implement these remedial procedures.

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

Changes in Internal Control Over Financial Reporting

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal control over financial reporting or in any other factors that could significantly affect these controls during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the three months ended June 30, 2024 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any shares of our common stock during the three months ended June 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
2.1	Plan of Conversion, dated January 12, 2023 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 13, 2023)
2.2	Certificate of Conversion as filed with the Secretary of State of the State of Delaware on April 10, 2023 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on April 13, 2023)
2.3	Articles of Conversion as filed with the Secretary of State of the State of Nevada on April 10, 2023 (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed on April 13, 2023)
3.1	Articles of Incorporation of Smart for Life, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 13, 2023)
3.2	Certificate of Amendment to Articles of Incorporation of Smart for Life, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 28, 2023)
3.3	Certificate of Change to Articles of Incorporation of Smart for Life, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 8, 2023)
3.4	Certificate of Change to Articles of Incorporation of Smart for Life, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 2, 2023)
3.5	Certificate of Change to Articles of Incorporation of Smart for Life, Inc. (incorporated by reference to Exhibit 3.5 to the Annual Report on Form 10-K filed on September 20, 2024)
3.6	Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 30, 2023)
3.7	Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 7, 2024)
3.8	Bylaws of Smart for Life, Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on April 13, 2023)
4.1	Form of Common Stock Purchase Warrant issued on June 3, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 7, 2024)
4.2	Form of Placement Agent Common Stock Purchase Warrant issued on June 3, 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on June 7, 2024)
4.3	Form of Placement Agent Common Stock Purchase Warrant issued on December 4, 2023 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on December 6, 2023)
4.4	Placement Agent Common Stock Purchase Warrant issued by Smart for Life, Inc. to Charles Worthman on May 31, 2023 (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-1 filed on June 5, 2023)
4.5	Placement Agent Common Stock Purchase Warrant issued by Smart for Life, Inc. to Craig Schwabe on May 31, 2023 (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 filed on June 5, 2023)
4.6	Placement Agent Common Stock Purchase Warrant issued by Smart for Life, Inc. to Michael Vasinkevich on May 31, 2023 (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 filed on June 5, 2023)
4.7	Placement Agent Common Stock Purchase Warrant issued by Smart for Life, Inc. to Noam Rubinstein on May 31, 2023 (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-1 filed on June 5, 2023)
4.8	Form of Placement Agent Common Stock Purchase Warrant issued on May 19, 2023 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on May 23, 2023)
4.9	Placement Agent Common Stock Purchase Warrant issued by Smart for Life, Inc. to H.C. Wainwright & Co., LLC on May 5, 2023 (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 filed on May 5, 2023)
4.10	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Dawson James Securities, Inc. on December 8, 2022 (incorporated by reference to Exhibit 4.21 to the Current Report on Form 8-K filed on December 9, 2022)

4.11	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Dawson James Securities, Inc. on December 8, 2022 (incorporated by reference to Exhibit 4.22 to the Current Report on Form 8-K filed on December 9, 2022)
4.12	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Robert D. Keyser, Jr. on December 8, 2022 (incorporated by reference to Exhibit 4.23 to the Current Report on Form 8-K filed on December 9, 2022)
4.13	Common Stock Purchase Warrant issued by Smart for Life, Inc. to James Hopkins on December 8, 2022 (incorporated by reference to Exhibit 4.24 to the Current Report on Form 8-K filed on December 9, 2022)
4.14	Warrant Agent Agreement, dated February 16, 2022, between Smart for Life, Inc. and VStock Transfer, LLC and Forms of Warrants (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 23, 2022)
4.15	Warrant issued by Smart for Life, Inc. to Joseph Xiras on January 13, 2022 (incorporated by reference to Exhibit 4.21 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.16	Warrant issued by Smart for Life, Inc. to Leonite Fund I, LP on January 13, 2022 (incorporated by reference to Exhibit 4.22 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.17	Warrant issued by Smart for Life, Inc. to Laurie Rosenthal on January 7, 2022 (incorporated by reference to Exhibit 4.20 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.18	Warrant issued by Smart for Life, Inc. to Robert Rein on January 3, 2022 (incorporated by reference to Exhibit 4.19 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.19	Warrant issued by Smart for Life, Inc. to Thomas L Calkins II and Diane M Calkins JTIC on December 27, 2021 (incorporated by reference to Exhibit 4.18 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.20	Warrant issued by Smart for Life, Inc. to Ryan Hazel on December 23, 2021 (incorporated by reference to Exhibit 4.17 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 21, 2022)
4.21	Amended and Restated Warrant issued by Smart for Life, Inc. to Dawson James Securities, Inc. on February 1, 2022 (incorporated by reference to Exhibit 4.25 to Amendment No. 3 to Registration Statement on Form S-1/A filed on February 2, 2022)
4.22	Warrant issued by Smart for Life, Inc. to Dawson James Securities, Inc. on July 1, 2021 (incorporated by reference to Exhibit 4.23 to Amendment No. 3 to Registration Statement on Form S-1/A filed on February 2, 2022)
4.23	Warrant issued by Smart for Life, Inc. to Dawson James Securities, Inc. on July 1, 2021 (incorporated by reference to Exhibit 4.24 to Amendment No. 3 to Registration Statement on Form S-1/A filed on February 2, 2022)
4.24	Common Stock Purchase Warrant issued by Smart for Life, Inc. to Peah Capital, LLC on December 18, 2020 (incorporated by reference to Exhibit 4.14 to the Registration Statement on Form S-1 filed on December 16, 2021)
4.25	Amendment No 1 to Common Stock Purchase Warrant, dated June 30, 2021, between Smart for Life, Inc. and Peah Capital, LLC (incorporated by reference to Exhibit 4.15 to the Registration Statement on Form S-1 filed on December 16, 2021)
10.1	Securities Purchase Agreement, dated April 3, 2024, among Smart for Life, Inc., Purely Optimal Nutrition Inc., Tan Enterprises, Inc., Avaliant Holdings Corporation, Dannel Tan, Jason Kwan, and Timur Kim (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 9, 2024)
10.2	Independent Director Agreement, dated April 18, 2024, between Smart for Life, Inc. and Heather Granato (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 24, 2024)
10.3	Indemnification Agreement, dated April 18, 2024, between Smart for Life, Inc. and Heather Granato (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 24, 2024)
10.4	Form of Inducement Letter, dated May 30, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 31, 2024)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 23, 2025	SMART FOR LIFE, INC.

/s/ Darren C. Minton
Name: Darren C. Minton
Title: Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)