Form 10-Q
period 2024-09-30
SMART FOR LIFE, INC.
filed 2025-06-11
CIK 1851860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

or

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

As of June 10, 2025, there were 7,090,728 shares of the registrant’s common stock issued and outstanding.

Smart for Life, Inc.

Quarterly Report on Form 10-Q

Period Ended September 30, 2024

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SMART FOR LIFE, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023	2
Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2024 and 2023 (unaudited)	3
Condensed Consolidated Statement of Changes in Stockholders’ Equity (deficit) for the Three and Nine Months ended September 30, 2024 and 2023 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2024 and 2023 (unaudited)	6
Notes to Unaudited Condensed Consolidated Financial Statements	7

SMART FOR LIFE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$35,608	$154,666
Accounts receivable, net	98,036	128,304
Inventory	747,172	1,424,989
Related party receivable, net	711,644	325,942
Prepaid expenses and other current assets	68,433	152,752
Current assets of discontinued operations	—	145,057
Total current assets	1,660,893	2,331,710

Property and equipment, net	163,170	264,937
Intangible assets, net	6,713,077	7,135,748
Goodwill	3,045,000	3,045,000
Deposits and other assets	66,291	98,945
Operating lease right-of-use assets	1,077,311	2,164,862
Assets of discontinued operations	—	4,618,025
Total other assets	11,064,849	17,327,517
Total assets	$12,725,742	$19,659,227

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,624,886	$4,078,434
Accrued expenses	2,860,657	4,093,419
Accrued expenses, related parties	504,059	264,141
Contract liabilities	409,820	500,820
Preferred stock dividends payable	—	450,562
Operating lease liability, current	229,192	1,104,443
Debt, current, net of debt discounts	2,179,952	10,702,731
Debt, current – related party	41,211	—
Current liabilities of discontinued operations	—	861,358
Total current liabilities	9,849,777	22,055,908

Long-term liabilities:
Operating lease liability, noncurrent	919,494	1,152,900
Debt, noncurrent, net of debt issuance cost	809,225	2,190,615
Debt, noncurrent – related party	208,789	—
Liabilities of discontinued operations, noncurrent	—	647,258
Total long-term liabilities	1,937,508	3,990,773
Total liabilities	11,787,285	26,046,681

Commitments and contingencies

Stockholders’ Equity (Deficit)
Series B Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, 17,985 and 26,239 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2	3
Series C Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, 10,709 and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1	—
Common Stock, $0.0001 par value, 7,936,508 shares authorized, 7,090,728 and 373,526 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	709	37
Additional paid in capital	76,948,974	61,280,662
Accumulated deficit	(76,011,229)	(67,668,156)
Total stockholders’ equity (deficit)	938,457	(6,387,454)
Total liabilities and stockholders’ equity (deficit)	$12,725,742	$19,659,227

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SMART FOR LIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Products	$1,269,373	$2,239,556	$2,625,965	$4,824,906
Advertising	—	5,999	115	361,470
Total revenues	1,269,373	2,245,555	2,626,080	5,186,376
Cost of revenues
Products	751,317	1,408,646	1,494,279	3,389,788
Advertising	—	522	—	279,037
Total cost of revenues	751,317	1,409,168	1,494,279	3,668,825
Gross profit	518,056	836,387	1,131,801	1,517,551
Operating expenses
General and administrative	428,554	1,174,348	1,390,638	3,580,098
Compensation – administrative	570,126	1,907,195	1,460,524	4,527,332
Professional services	422,842	348,598	1,566,484	1,568,896
Consulting fees – related parties	—	19,139	—	46,686
Impairment of intangible assets	—	—	—	466,737
Depreciation and amortization expense	300,636	303,538	946,888	700,723
Total operating expenses	1,722,158	3,752,818	5,364,534	10,890,472
Operating loss	(1,204,102)	(2,916,431)	(4,232,733)	(9,372,921)
Other income (expense)
Other income (expense)	(179,536)	19,820	(241,298)	324,672
Gain on debt extinguishment	194,114	16,021	286,510	205,727
Loss on sale of subsidiaries	—	—	(132,491)	—
Interest expense	(2,046,324)	(1,105,289)	(4,112,464)	(3,028,915)
Total other income (expense)	(2,031,746)	(1,069,448)	(4,199,743)	(2,498,516)
Loss from continuing operations	$(3,235,848)	$(3,985,879)	$(8,432,476)	$(11,871,437)
Income (loss) from discontinued operations	$(30)	$(358,228)	$89,403	$(976,982)
Net loss	$(3,235,878)	$(4,344,107)	$(8,343,073)	$(12,848,419)
Loss per share continuing operations, basic and diluted	$(0.94)	$(6.89)	$(3.52)	$(38.93)
(Loss) earnings per share discontinued operations, basic and diluted	$(0.00)	$(0.62)	$0.04	$(3.20)
Loss per share, basic and diluted	$(0.94)	$(7.51)	$(3.49)	$(42.13)
Weighted average shares outstanding, basic and diluted	3,457,980	578,686	2,392,793	304,950

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SMART FOR LIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024, AND 2023

(UNAUDITED)

For the Three and Nine Months Ended September 30, 2024

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2024	26,239	$3	373,526	$37	$61,280,662	$(67,668,156)	$(6,387,454)
Exercise of warrants	—	—	3,572	—	38,000	—	38,000
Stock-based compensation	—	—	—	—	27,613	—	27,613
Conversion of series B preferred stock to common stock	(6,727)	(1)	10,678	1	—	—	—
Conversion of series C preferred stock to common stock	(16,688)	(2)	238,399	24	(22)	—	—
Common stock issued for services	—	—	9,377	1	91,249	—	91,250
Common stock issued for conversion of notes payable	—	—	285,305	29	1,695,834	—	1,695,863
Series C preferred stock issued for conversion of notes payable	36,507	4	—	—	3,650,676	—	3,650,680
Conversion of Series A dividends to common stock	—	—	102,172	10	450,554	—	450,564
Net loss	—	—	—	—	—	(2,896,174)	(2,896,174)
Balance, March 31, 2024	39,331	$4	1,023,029	$102	$67,234,566	$(70,564,330)	$(3,329,658)
Exercise of warrants	—	—	183,370	18	569,885	—	569,903
Conversion of series C preferred stock to common stock	(10,088)	(1)	144,120	14	(13)	—	—
Common stock issued for conversion of notes payable	—	—	1,069,759	107	3,499,004	—	3,499,111
Cashless Warrants exercised for debt settlement	—	—	44,322	4	142,536	—	142,540
Stock-based compensation	—	—	—	—	26,747	—	26,747
Net loss	—	—	—	—	—	(2,211,021)	(2,211,021)
Balance, June 30, 2024	29,243	3	2,464,600	246	71,472,724	(72,775,351)	(1,302,378)
Series B preferred stock converted to debt	(1,527)	—	—	—	(340,412)	—	(340,412)
Series C preferred stock converted to debt	(6,419)	—	—	—	(641,878)	—	(641,878)
Common stock issued from conversion of debt	—	—	4,582,864	458	6,251,078	—	6,251,536
Common stock issued for debt settlement	—	—	203,301	20	184,730	—	184,750
Series C preferred stock issued for return of common stock	7,397	—	(105,670)	(10)	10	—	—
Cancelation of stock	—	—	(54,367)	(5)	5	—	—
Stock based compensation	—	—	—	—	22,717	—	22,717
Net loss	—	—	—	—	—	(3,235,878)	(3,235,878)
Balance, September 30, 2024	28,694	$3	7,090,728	$709	$76,948,974	$(76,011,229)	$938,457

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2023	1,000	$—	77,614	$8	$42,630,425	$(44,992,415)	$(2,361,984)
Exercise of warrants	—	—	978	—	119	—	119
Stock based compensation	—	—	—	—	52,473	—	52,473
Net loss	—	—	—	—	—	(4,284,315)	(4,284,316)
Balance, March 31, 2023	1,000	—	78,592	8	42,683,017	(49,276,730)	(6,593,707)
Conversion of notes and interest	29,398	3	—	—	6,462,688	—	6,462,691
Conversion of preferred stock	(1,000)	—	477	—	—	—	—
Stock based compensation	—	—	—	—	27,735	—	27,735
Stock issued for debt amendment fee	—	—	160	—	99,199	—	99,199
Conversion of board fees	135	—	—	—	30,000	—	30,000
Conversion of accrued compensation	5,285	1	—	—	1,178,310	—	1,178,311
Exercise of warrants	—	—	41,839	4	5,425,017	—	5,425,021
Shares issued for cash, net	—	—	13,738	1	2,151,309	—	2,151,310
Net loss	—	—	—	—	—	(4,219,996)	(4,219,996)
Balance, June 30, 2023	34,818	4	134,806	$13	$58,057,275	$(53,496,726)	$4,560,564
Stock issued for debt amendment fee	—	—	2,155	—	50,000	—	50,000
Stock issued for exercise of warrants	—	—	18,517	2	(2)	—	—
Stock based compensation	—	—	—	—	685,380	—	685,380
Net loss	—	—	—	—	—	(4,344,107)	(4,344,107)
Balance, September 30, 2023	34,818	$4	155,478	$15	$58,792,653	$(57,840,833)	$951,836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SMART FOR LIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(8,343,073)	$(12,848,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt issuance cost	222,446	901,389
Loss on sales of subsidiaries	132,491	—
Depreciation and amortization expense	946,888	700,723
Gain on extinguishment of debt	(286,510)	(205,727)
Impairment on intangible assets	—	466,737
Stock-based compensation	318,327	914,787
Non-cash finance fees	2,055,084	—
Non-cash expenses paid with debt	202,698	—
Non-cash operating lease costs, net	(21,106)	16,595
Provision for bad debt	—	193,330
Changes in operating assets and liabilities:
Accounts receivable, net	30,268	(42,183)
Inventory	677,817	596,437
Prepaid expenses and other current assets	84,320	173,439
Deposits and other assets	32,654	10,713
Accounts payable	1,054,830	164,409
Accrued expenses	1,242,320	2,018,441
Accrued expenses, related parties	239,918	389,657
Contract liabilities	(91,000)	(79,705)
Discontinued operations	984,844	676,667
Net cash used in operating activities	(516,784)	(5,952,710)

Cash flows from investing activities:
Additions to property and equipment	(5,343)	—
Net cash used in investing activities	(5,343)	—

Cash flows from financing activities:
Receipts from related parties	1,778,442	147,621
Payments to related parties	(1,914,146)	(25,586)
Proceeds from issuance of common stock, net	—	2,151,310
Proceeds from warrant exercise	607,903	5,425,112
Proceeds from debt	163,500	2,706,791
Repayments on debt	(232,630)	(4,507,644)
Net cash provided by financing activities	403,069	5,897,604

Net decrease in cash	(119,058)	(55,106)
Cash, beginning of period	154,666	60,790
Cash, end of period	$35,608	$5,684

Supplemental disclosure of cash flow information:
Interest paid	$18,232	$274,439

Non-cash investing and financing activities:
Non-cash debt issuance	$250,000	$—
Non-cash conversion of accounts payable to debt	$1,268,261	$—
Conversion of notes payable to equity	$7,899,435	$—
Conversion of interest to equity	2,564,788	$—
Conversion of preferred dividends to common stock	$450,500	$—
Conversion of preferred stock to promissory note	$3,650,680	$—
Warrants exercised for debt settlement	$142,540	$—
Stock issued to settle accounts payable	$34,750	$—
Conversion of preferred stock to common stock	$39	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024 AND 2023

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
SEPTEMBER 30, 2024 AND 2023

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

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024 AND 2023

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

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s financial statements for the fiscal year ended December 31, 2023.

On April 24, 2023, the Company effected a 1-for-50 reverse stock split of its issued and outstanding common stock. The impact of this transaction is reflected within all common stock, options, and warrant information retrospectively in these condensed consolidated financial statements.

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

Liquidity, Capital Resources and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses and has a deficiency in working capital of approximately $8.2 million at September 30, 2024, which raises substantial doubt about its ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024 AND 2023

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

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three (3) months or less to be cash equivalents. At September 30, 2024 and December 31, 2023, there were no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable consists primarily of receivables from customers. The balance is presented net of an allowance for expected credit losses. The Company monitors the financial condition of its customers and records the allowance for expected credit losses on receivables when it believes customers are unable to make their required payments based on factors such as delinquencies and aging trends. The allowance for expected credit loss is the Company’s best estimate of the amount of probable credit losses related to existing accounts receivable. Accounts receivable are presented net of an allowance for expected credit losses of $22,686 and $22,686 at September 30, 2024 and December 31, 2023, respectively.

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

No goodwill impairments were recognized during the three and nine months ended September 30, 2024 and 2023.

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
SEPTEMBER 30, 2024 AND 2023

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
SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

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

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

●	allocating the transaction price to performance obligations in the contract; and

●	recognizing revenue as each performance obligation is satisfied through the transfer of a promised good or service to a customer (i.e., “transfer of control”).

Products (BSNM, DSO, GSP, and Ceautamed)

The Company generates product revenues by manufacturing and packaging of nutraceutical products as a contract manufacturer for customers. The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. The Company’s general payment terms are short-term in duration. For the three months ended September 30, 2024 and 2023, revenue was made up of contract manufacturing of $19,475 and $467,177, online marketing of $1,249,898 and $1,537,044, wholesale of $0 and $201,940, and direct marketing of $0 and $33,394, respectively. For the nine months ended September 30, 2024 and 2023, revenue was made up of contract manufacturing of $19,475 and 1,990,579, online marketing of $2,603,989 and $2,549,532, wholesale of $0 and $185,698, and direct marketing of $2,500 and $91,882, respectively. The Company does not have significant financing components or payment terms. The Company records deferred revenues for prepaid amounts from customers due to no performance obligations being met at such time. The Company had unsatisfied performance obligations of $405,762 and $496,762 at September 30, 2024 and December 31, 2023, respectively.

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

Nexus’ general payment terms are short-term in duration. Nexus does not have significant financing components or payment terms. Nexus had unsatisfied performance obligations of $4,058 at September 30, 2024 and December 31, 2023.

Freight

Freight costs for the nine months ended September 30, 2024 and 2023 amounted to $147,844 and $115,337, respectively. Freight costs for the three months ended September 30, 2024 and 2023 were $74,139 and $26,170, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising costs for the nine months ended September 30, 2024 and 2023 were $362,577 and $1,349,648, respectively. Advertising costs for the three months ended September 30, 2024 and 2023 were $184,981 and $472,854, respectively.

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

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

Income Taxes

The Company accounts for income taxes under the provisions of ASC 740, “Income Taxes.” The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. At September 30, 2024 and December 31, 2023, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company’s tax years subject to examination by tax authorities generally remain open for three (3) years from the date of filing.

The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. Due to the continued losses, the Company has recorded a full valuation allowance at the end of September 30, 2024 and December 31, 2023.

Employee Retention Credits

In accordance with the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), the Company filed for Employee Retention Credits for applicable periods in 2020 and 2021. As amounts to be refunded are subject to IRS calculations, and the timing for processing of the credits are unknown, the Company recognizes as other income amounts refunded upon the receipt of the payment. During the nine months ended September 30, 2024 and 2023 the Company received $0 and $586,556, respectively.

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

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

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

The following information presents the major classes of line item of assets and liabilities included as part of discontinued operations in the consolidated balance sheets as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$—	$29,872
Accounts receivable, net		18,688
Inventory	—	89,997
Prepaid expenses and other current assets	—	6,500
Total current assets	—	145,057

Property and equipment, net	—	4,188
Intangible assets, net	—	3,765,962
Operating lease right-of-use assets	—	702,818
Total other assets	—	4,472,968
Total assets	$—	$4,618,025

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$528,129
Accrued expenses	—	109,623
Contract liabilities	—	99,408
Lease liability, current	—	72,431
Debt, current, net of debt discounts	—	51,767
Total current liabilities	—	861,358

Long-term liabilities:
Lease liability, noncurrent	—	647,258
Total long-term liabilities	—	647,258
Total liabilities	$—	$1,508,616

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the consolidated statements of operations for the nine months ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Revenues
Products	$158,613	$2,486,412
Cost of revenues
Products	18,989	1,372,528
Gross profit	139,624	1,113,884
Operating expenses
General and administrative	28,572	246,050
Compensation	18,205	401,994
Professional services	—	(3,500)
Depreciation and amortization expense	—	1,113,890
Total operating expenses	46,777	1,758,434
Operating profit (loss)	92,847	(644,550)
Other income (expense)
Other income (expense)	—	8,826
Gain on extinguishment of debt	—	67,332
Interest expense	(3,444)	(408,590)
Total other income (expense)	(3,444)	(332,432)
Net income (loss) from discontinued operations	89,403	(976,982)
Income tax expense	—	—
Net income (loss)	$89,403	$(976,982)

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

Note 4 — Inventory

Inventory consisted of the following:

	September 30, 2024	December 31, 2023
Raw materials	$192,613	$386,860
Packaging materials	524,430	755,059
Finished goods	30,129	283,070
	747,172	1,424,989
Less: allowance for obsolescence	—	—
	$747,172	$1,424,989

Note 5 — Property and Equipment

Property and equipment consisted of the following:

	Estimated Useful Lives (in Years)	September 30, 2024	December 31, 2023
Furniture and fixtures	7	$9,803	$9,135
Equipment – manufacturing	5	1,338,218	1,338,218
Building and equipment	5	3,840	3,840
Leasehold improvements	3.5	75,061	90,100
		1,426,922	1,441,293
Less: accumulated depreciation and amortization		(1,263,752)	(1,176,356)
Property and equipment, net		$163,170	$264,937

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

Depreciation and amortization expense for the nine months ended September 30, 2024 and 2023 totaled $100,537 and $172,190, respectively, which is included in depreciation and amortization expense. Depreciation and amortization expense for the three months ended September 30, 2024 and 2023 totaled $18,519 and $45,609, respectively, which is included in depreciation and amortization expense.

Note 6 — Intangible Assets

Intangible assets consisted of the following:

	Estimated Useful Lives (in Years)	September 30, 2024	December 31, 2023
Goodwill		$3,045,000	$3,045,000

Customer contracts	7-10	5,805,749	5,483,263
Developed technology	15	1,660,000	1,660,000
Non-compete agreements	3	840,000	840,000
Patents	5-10	230,000	230,000
Tradename	10-15	2,010,000	2,010,000
Total intangible assets		10,545,749	10,223,263
Less: amortization		(3,832,672)	(3,087,515)
Intangibles, net		$6,713,077	$7,135,748

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

Amortization for the nine months ended September 30, 2024 and 2023 was $846,351 and $528,533, respectively, which is included in depreciation and amortization expense. Amortization for the three months ended September 30, 2024 and 2023 was $282,117 and $257,929, respectively, which is included in depreciation and amortization expense.

The future amortization is as follows:

Years Ending December 31:
2024 (remainder of year)	$282,117
2025	1,015,571
2026	858,466
2027	858,466
2028	724,350
Thereafter	2,974,107
Total	$6,713,077

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

Financial Information

The following provides information about the Company’s right of use assets and lease liabilities as of September 30, 2024 and December 31, 2023:

	Balance Sheet classification	September 30, 2024	December 31, 2023
Right of use assets operating leases	Operating leases right-of-use asset	$1,077,311	$2,164,862

Lease liabilities
Current
Operating leases	Operating lease liabilities, current portion	229,192	1,104,443
Noncurrent
Operating leases	Operating lease liabilities, non-current portion	919,494	1,152,900
Total lease liabilities		$1,148,686	$2,257,343

The components of the Company’s lease costs for the nine months ended September 30, 2023 and 2023 are as follows:

	Income Statement Classification	September 30, 2024	September 30, 2023
Rent expense	General and administration	$279,428	$377,149

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

Supplemental cash flow information related to Company’s leases for the nine months ended September 30, 2024:

Operating Leases
Cash paid for amounts included in the measurement of lease liabilities	$259,601

Weighted average remaining lease term and weighted average discount rate for the Company’s leases as of September 30, 2024:

Operating Leases
Weighted average remaining term (in years)	3.92
Weighted average discount rate	12.00%

Annual maturity analysis of the Company’s lease liabilities as of September 30, 2024:

Operating Leases

2024	$87,399
2025	357,409
2026	368,132
2027	379,176
Thereafter	259,718
Total payments	1,451,834
Less: interest	(303,148)
Present value of lease liability	1,148,686
Less: Current portion of lease liabilities	(229,192)
Noncurrent portion of lease liabilities	$919,494

Note 8 — Debt

Original Issue Discount Subordinated Debentures

In June 2022, the Company commenced offerings of original issue discount subordinated debentures. As of September 30, 2024, the Company has completed multiple closings and issued debentures in the aggregate principal amount of $5,277,241, of which $189,613 was issued with issuances costs of $26,113 and $3,057,954 of principal and $743,261 of interest was converted into shares of the Company’s stock for the nine months ended September 30, 2024. The debentures contain an original issue discount of 15%, or an aggregate original issue discount of $726,706. As a result, the total purchase price was $4,550,535. The debentures bear interest at a rate of 17.5% per annum and are due from January 2024 through January 2025. The outstanding principal amount and all accrued interest is due and payable on the earlier of (i) the completion of the Company’s next equity financing in which it receives gross proceeds in excess of $20 million, (ii) twenty-four months after the date of issuance or (iii) within 30 days after election of repayment from the holder so long as the election is after the 6-month anniversary of the debenture. The Company may voluntarily prepay the debentures in whole or in part without premium or penalty. The debentures contain customary events of default for a loan of this type. The debentures are unsecured and are subordinated in right of payment to the prior payment in full of all senior indebtedness and are pari passu in right of payment to any other unsecured indebtedness incurred by the Company in favor of any third party. The outstanding principal balance of the debentures was $1,547,135 and $4,415,476, the unamortized debt issuance cost was $3,588 and $84,774, and accrued interest was $485,636 and $1,053,260 as of September 30, 2024 and December 31, 2023, respectively.

On February 21, 2024, the Company received a judgement on an original issue discount subordinated debenture dated August 26, 2022, whereby the outstanding amount of the debenture was amended to $399,306 inclusive of legal fees. On May 30, 2024, the Company entered into a memorandum of understanding with the holder and the parties executed a conversion agreement to convert a portion of the outstanding balance of the debenture totaling $256,765 into 79,840 shares of common stock and the outstanding balance of $142,540 to be exchanged for prepaid warrants exercisable for 44,322 warrant shares. As of September 30, 2024, the outstanding principal balance of the debenture was $0 and accrued interest was $0.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

Original Issue Discount Secured Subordinated Note

On July 29, 2022, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which it sold an original issue discount secured subordinated note in the principal amount of $2,272,727 to such investor. The note contains an original issue discount of 12%, or $272,727. As a result, the total purchase price was $2,000,000, the proceeds of which were used to fund the acquisition of Ceautamed. The note shall bear interest at the rate of 16% per annum and matures on July 29, 2027. The outstanding principal and all accrued interest shall be amortized on a 60-month straight-line basis. The Company may prepay the principal and all accrued and unpaid interest on the note without penalty, in whole or in part; provided however, in no event before January 15, 2023, unless with the explicit prior written approval of the holder. The note contains customary events of default for a loan of this type. The note is guaranteed by BSNM, DSO, Nexus, GSP and Ceautamed and is secured by a security interest in all of the assets of the Company and such guarantors; provided that such security interest is subordinate to the rights of the lenders under any senior indebtedness (as defined in the note). On January 26, 2024, the note was modified increasing the principal amount to $2,800,452 inclusive of interest and finance fees, and the interest changed to 13%. For the nine months ended September 30, 2024, $2,668,738 has been converted into shares of the Company’s common stock. The outstanding principal balance of the note was $131,714 and $2,182,853, the unamortized debt issuance cost was $0 and $172,807, and accrued interest was $11,634 and $494,700 as of September 30, 2024 and December 31, 2023, respectively.

Acquisition Notes – Related Parties

On July 1, 2021, the Company issued a 6% secured subordinated promissory note in the principal amount of $3,000,000 to a related party, Sasson E. Moulavi (“Dr. Moulavi”), in connection with the acquisition of DSO. This note accrued interest at 6% per annum and the outstanding principal and interest was amortized on a straight-line basis and was payable quarterly in accordance with the amortization schedule, with all amounts due and payable on July 1, 2024. On November 29, 2022, the Company entered into a letter agreement with Sasson E. Moulavi to amend the terms of the note. Pursuant to the letter agreement, the parties agreed to amend and restate the note to amend the amortization schedule, with the first payment deferred until February 15, 2023 and all amounts due and payable on August 15, 2024. In exchange for the agreement of Dr. Moulavi to enter into the letter agreement, the Company agreed to (i) issue to Dr. Moulavi 100,000 shares of common stock under the Company’s 2022 Equity Incentive Plan and (ii) pay to Dr. Moulavi a fee of $50,000 in cash, which shall be paid upon completion of the Company’s anticipated debt financing and is included in debt balance. On February 6, 2024, $123,930 of principal was converted into 121,500 shares of common stock. On February 21, 2024, $100,400 of principal was converted into 125,500 shares of common stock. On February 28, 2024, $126,028 of principal was converted into 128,600 shares of common stock. On February 29, 2024, the outstanding balance and accrued interest of $1,038,592 and $167,667, respectively was converted into 12,063 shares of series C preferred stock and 53,659 shares of common stock. The outstanding principal balance of this note was $0 and $1,388,950 and accrued interest was $0 and $37,697 as of September 30, 2024 and December 31, 2023, respectively.

On November 8, 2021, the Company issued a 5% secured subordinated promissory note in the principal amount of $1,900,000 to related parties, Justin Francisco and Steven Rubert, in connection with the acquisition of Nexus. This note accrued interest at 5% per annum and the outstanding principal and interest was amortized on a straight-line basis and was payable quarterly in accordance with the amortization schedule attached to the note, with all amounts due and payable on November 8, 2024. During the year ended December 31, 2023, the outstanding balance including accrued interest was converted into series B preferred stock. As of September 30, 2024, the outstanding principal balance of this note was $0 and accrued interest was $0.

On July 29, 2022, the Company issued secured subordinated convertible promissory notes in the aggregate principal amount of $2,150,000 in connection with the acquisition of Ceautamed, which are partially with a related party. The notes bore interest at the rate of 5% per annum with all principal and accrued interest being due and payable in one lump sum on July 29, 2025; provided that upon an event of default (as defined in the notes), such interest rate shall increase to 10%. On January 29, 2024, the notes were forgiven as part of the transaction in which the assets of Ceautamed were contributed into First Health. The outstanding principal balance of these notes was $0 and accrued interest was $0 as of September 30, 2024 and December 31, 2023.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

On July 29, 2022, the Company issued secured subordinated promissory notes in the aggregate principal amount of $2,150,000 in connection with the acquisition of Ceautamed, which are partially with a related party. The notes shall bear interest at the rate of 5% per annum and mature on July 29, 2025; provided that upon an event of default (as defined in the notes), such interest rate shall increase to 10%. The outstanding principal and all accrued interest shall be amortized on a five-year straight-line basis and payable quarterly in accordance with the amortization schedule to the notes. The Company may redeem all or any portion of the notes at any time without premium or penalty. The notes contain customary covenants and events of default for loans of this type, including upon any default under the senior indebtedness (as defined in the notes). The notes are guaranteed by Ceautamed and are secured by a security interest in all of the assets of such guarantors; provided that such security interest is subordinate to the rights of the lenders under any such senior indebtedness. On January 29, 2024, $1,097,997 of this note was forgiven as part of the transaction in which the assets of Ceautamed were contributed into First Health. Also on January 29, 2024, the remaining balance of $1,094,496 was modified to $351,293. The outstanding principal balance of these notes was $51,193 and $2,189,493 and accrued interest was $1,941 and $237,430 as of September 30, 2024 and December 31, 2023, respectively.

On July 29, 2022, the Company issued secured subordinated promissory notes in the aggregate principal amount of $1,300,000 in connection with the acquisition of Ceautamed, which are partially with a related party. The notes bore interest at the rate of 5% per annum with all principal and accrued interest being due and payable in one lump sum ninety (90) days from the date of the note; provided that upon an event of default (as defined in the notes), such interest rate shall increase to 10%. On November 28, 2022, the Company entered into letter agreements with the holders of most of the notes to amend the terms of these notes. Pursuant to letter agreements, the parties agreed to extend the maturity date to June 1, 2023 and agreed to a seven month payment schedule, with the first payment due December 1, 2022. The parties also agreed to increase the default interest rate from 10% to 15%. The Company also agreed that if an event of default (as defined in the notes) has occurred and is continuing, then the Company shall not create any senior indebtedness (as defined in the notes) without the consent of the holders of a majority of the principal amount of the notes. In exchange for the agreement of the holders to enter into the letter agreements, the Company agreed to pay certain amendment fees as more particularly described in the letter agreements. The Company is in the process of negotiating a similar extension of one remaining note in the principal amount of $100,000. The Company may redeem all or any portion of the notes at any time without premium or penalty. The notes contain customary covenants and events of default for loans of this type, including upon any default under the senior indebtedness (as defined in the notes). The notes are guaranteed by Ceautamed and are secured by a security interest in all of the assets of such guarantors; provided that such security interest is subordinate to the rights of the lenders under any such senior indebtedness. On January 29, 2024, $1,210,000 of this note was forgiven as part of the transaction in which the assets of Ceautamed were contributed into First Health. The outstanding principal balance of this note was $90,000 and $90,000 and accrued interest was $9,925 and 6,500 as of September 30, 2024 and December 31, 2023, respectively.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

Other Promissory Notes and Cash Advances

Promissory Notes

On July 1, 2021, the Company entered into a loan agreement with Diamond Creek Capital, LLC for a term loan in the principal amount of up to $3,000,000. The loan bore interest at a rate of 15.0% per annum, provided that upon an event of default, such rate would increase by 5%. The loan was due and payable on the earlier of July 1, 2022 or upon completion of the Company’s initial public offering (the “IPO”). The Company repaid $1,325,000 of the principal balance and $27,604 of the interest from the proceeds of the IPO. In connection with such repayment, the lender agreed that the remaining loan was due and payable on July 1, 2023. On April 20, 2023, the Company entered into an amendment to the loan agreement, which provided that the Company would make a payment towards the reduction of principal in the amount of $250,000 within two business days of certain events, which did not occur. On January 29, 2024, this note was fully paid as part of the transaction in which the assets of Ceautamed were contributed into First Health. The outstanding principal balance of this note was $0 and $542,163 and accrued interest was $0 and $0 as of September 30, 2024 and December 31, 2023, respectively.

In 2018, the Company entered into an amended note agreement and convertible promissory note for $200,000 with a third party. The outstanding amount was $100,000 and $100,000 and accrued interest was $170,351 and $149,351 at September 30, 2024 and December 31, 2023, respectively. The amended loan agreement and convertible promissory note (convertible at fair value of shares) was in default as of September 30, 2024.

 On October 12, 2022, the Company issued promissory notes in the principal amount of $258,000 to third parties. These promissory notes bear interest of 15% to 20% and are payable on December 2022 and January 2023. During the year ended December 31, 2023, the Company made various principal and interest payments on the notes. On May 26, 2023, only the remaining principal balance of $105,000 was converted into 471 shares of the Company’s series B preferred stock, the accrued interest was not converted. The outstanding principal balance was $0 and accrued interest was $11,999 as of September 30, 2024 and December 31, 2023.

On November 2, 2022, the Company issued a promissory note to a board member in the principal amount of $50,000. This note bears interest at a rate of 12% and is due on demand. During the year ended December 31, 2023 the principal balance was paid in full, however the accrued interest was not paid. The outstanding amount was $0 and accrued interest was $2,387 as of September 30, 2024 and December 31, 2023.

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

On March 7, 2023, the Company issued a promissory note to a board member in the principal amount of $137,000. This note bears interest at a rate of 12% and is due on demand. During the year ended December 31, 2023, the Company made various principal and interest payments on the notes. On May 26, 2023, $50,000 of principal and $1,137 of interest was converted into 230 shares of the Company’s series B preferred stock. The outstanding amount was $51,294 and $51,294 and accrued interest was $10,505 and $5,312 as of September 30, 2024 and December 31, 2023, respectively.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

On April 13, 2023, the Company issued a promissory note to a third party in the principal amount of $59,000. This note bore interest at a rate of 12% and was due on demand. The remaining principal balance as of May 26, 2023, was converted into 265 shares of the Company’s series B preferred stock which resulted in the note being fully paid.

On April 21, 2023, the Company issued a promissory note to a board member in the principal amount of $53,000. This note bears interest at a rate of 12% and is due on demand. The outstanding amount was $30,000 and $30,000 and accrued interest was $1,600 and $800 as of September 30, 2024 and December 31, 2023, respectively.

On June 22, 2023, the Company issued an original issue discount promissory note to a board member in the principal amount of $118,000. This note bears interest at a rate of 17.5% and is due on demand. The outstanding amount was $353 and $118,000, an unamortized discount was $0 and $0, and accrued interest was $0 and $10,862 as of September 30, 2024 and December 31, 2023, respectively.

On July 12, 2023, the Company issued a promissory note to a third party in the principal amount of $25,000. This note bears interest at a rate of 12% and is due on demand. The outstanding amount was $25,000 and $25,000 and accrued interest was $3,666 and $1,414 as of September 30, 2024 and December 31, 2023, respectively.

On August 10, 2023, the Company issued a promissory note to a board member in the principal amount of $50,000. This note bears interest at a rate of 12% and is due on demand. The outstanding amount was $50,000 and $50,000 and accrued interest was $6,855 and $2,351 as of September 30, 2024 and December 31, 2023, respectively.

On August 15, 2023, the Company issued a promissory note to a board member in the principal amount of $30,000. This note bears interest at a rate of 12% and is due on demand. The outstanding amount was $30,000 and $30,000 and accrued interest was $4,064 and $1,361 as of September 30, 2024 and December 31, 2023, respectively.

On August 24, 2023, the Company issued a promissory note to a third party in the principal amount of $60,000. This note bears interest at a rate of 12% and is due on demand. On May 25, 2023, the principal of $60,000 and interest of $6,451 were converted into 346 shares of the Company’s series B preferred stock which resulted in the note being fully paid.

On September 7, 2023, the Company issued a promissory note to a board member in the principal amount of $35,000. This note bears interest at a rate of 12% and is due on demand. The outstanding amount was $35,000 and $35,000 and accrued interest was $4,476 and $1,323 as of September 30, 2024 and December 31, 2023, respectively.

On September 14, 2023, the Company issued a promissory note to a third party in the principal amount of $100,000. This note bears interest at a rate of 12% and is due on demand. On February 29, 2024, the principal of $100,000 and accrued interest of $5,523 were converted into 1,055 shares of the Company’s series C preferred stock. The outstanding amount was $0 and $100,000 and accrued interest was $0 and $3,551 as of September 30, 2024 and December 31, 2023, respectively.

On September 29, 2023, the Company issued a promissory note to a board member in the principal amount of $35,000. This note bears interest at a rate of 12% and is due on demand. The outstanding amount was $35,000 and $35,000 and accrued interest was $4,223 and $1,070 as September 30, 2024 and December 31, 2023, respectively.

On October 4, 2023, the Company issued a promissory note to a board member in the principal amount of $15,000. This note bears interest at a rate of 12% and is due on demand. The outstanding amount was $15,000 and $15,000 and accrued interest was $1,785 and $434 as of September 30, 2024 and December 31, 2023, respectively.

On October 11, 2023, the Company issued a promissory note to a third party in the principal amount of $24,000. This note bears interest at a rate of 12% and is due on demand. On February 29, 2024, the principal of $24,000 and accrued interest of $6,157 was converted into 302 shares of the Company’s series C preferred stock. The outstanding amount was $0 and $24,000 and accrued interest was $0 and $639 as of September 30, 2023 and December 31, 2023, respectively.

On November 14, 2023, the Company issued a promissory note to a board member in the principal amount of $30,000. This note bears interest at a rate of 12% and is due on demand. The outstanding amount was $30,000 and $30,000 and accrued interest was $3,166 and $464 as of September 30, 2024 and December 31, 2023, respectively.

On November 30, 2023, the Company issued a promissory note to a board member in the principal amount of $15,000. This note bears interest at a rate of 12% and is due on demand. The outstanding amount was $15,000 and $15,000 and accrued interest was $1,504 and $153 as of September 30, 2024 and December 31, 2023, respectively.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

Promissory Note - Related Party

On March 5, 2024, the Company issued a promissory note to a related party in the principal amount of $250,000. This note bears interest at a rate of 12% and is due on March 5, 2029. At September 30, 2024, the outstanding amount was $250,000 and accrued interest was $17,178.

Cash Advances

In July 2022, the Company entered into a cash advance agreement for $650,000 with a required repayment amount of $897,750, which requires weekly payments of approximately $40,806. The outstanding amount was $42,846 and $147,500 as of September 30, 2024 and December 31, 2023, respectively.

In August 2022, the Company entered into a cash advance agreement for $100,000 with a required repayment amount of $146,260, which requires weekly payments of approximately $6,200. The outstanding amount was $2,020 and $4,360 as of September 30, 2024 and December 31, 2023, respectively.

In September 2022, the Company entered into a cash advance agreement for $243,750 with a required repayment amount of $372,500, which requires weekly payments of approximately $15,000. The outstanding amount was $12,584 as of September 30, 2024 and December 31, 2023.

In November 2022, the Company entered into cash advance agreements for $592,236 with a required repayment amount of $994,460, which requires weekly payments of approximately $52,422. The outstanding amount was $0 and $83,037 and unamortized debt issuance cost was $0 and $0 as of September 30, 2024 and December 31, 2023, respectively.

In December 2022, the Company entered into cash advance agreements for $293,000 with a required repayment amount of $439,207, which requires weekly payments of approximately $39,905. The outstanding amount was $8,271 and unamortized debt issuance cost was $0 as of September 30, 2024 and December 31, 2023.

In June 2023, the Company refinanced the January 2023 agreements with balances of $284,029 and entered into cash advance agreements and received an additional $107,071 with a required repayment amount of $604,035, which requires weekly payments of approximately $48,625. The outstanding amount was $0 and $497,158 and unamortized debt issuance cost was $0 and $0 as of September 30, 2024 and December 31, 2023, respectively.

In July 2023, the Company entered into cash advance agreements for $74,950 with a required repayment amount of $74,950, which requires weekly payments of approximately $7,495. The outstanding amount was $7,974 as of September 30, 2024 and December 31, 2023.

In August 2023, the Company refinanced an agreement from June 2023, as a result the Company received an additional $48,030. The outstanding amount was $0 and $48,030 and unamortized debt issuance cost was $0 and $0 as of September 30, 2024 and December 31, 2023, respectively.

In November 2023, the Company entered into cash advance agreements for $49,476 with a required repayment amount of $49,476. The outstanding amount was $49,476 as of September 30, 2024 and December 31, 2023.

Equipment Financing Loan

In May 2022, the Company entered into an equipment financing loan for $146,765 used for the purchase of equipment within BSNM’s operations. The loan bears interest at 10.18% and matures on April 1, 2027. The outstanding amount was $106,016 and $108,249 as of September 30, 2024 and December 31, 2023, respectively.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

In August 2022, the Company entered into an equipment financing loan for $35,050 used for the purchase of equipment within BSNM’s operations. The loan bears interest at 10.18% and matures on August 1, 2027. The outstanding amount was $27,214 as of September 30, 2024 and December 31, 2023.

In July 2022, the Company entered into an equipment financing loan for $8,463 used for the purchase of equipment within Ceautamed’s operations. The outstanding amount was $0 and $4,360 as of September 30, 2024 and December 31, 2023, respectively, and is included within the liabilities of discontinued operations.

Revolving Lines of Credit

In August 2022, Ceautamed entered into a revolving line of credit with a bank, which permits borrowings up to $50,000 and bears interest at 45.09% with no expiration date. In 2023, the Company borrowed an additional $43,000. The outstanding principal balance of these lines of credit was $0 and $47,407 as of September 30, 2024 and December 31, 2023, respectively and is included within discontinued operations.

In September 2022, DSO entered into a revolving line of credit with a bank, which permits borrowings up to $70,000 and bears interest at 9.49% with no expiration date. The outstanding principal balance of this line of credit was $0 and $16,471 as of September 30, 2024 and December 31, 2023, respectively.

In September 2023, DSO entered into a merchant loan agreement for $113,000. Repayment amounts are 17% of the daily account credits processed through the provider until the loan amount is paid in full. The outstanding principal balance was $2,219 and $103,648 as of September 30, 2024 and December 31, 2023, respectively.

EIDL Loan

In June 2020, pursuant to the economic injury disaster loan program under the under the provisions of the CARES Act, the Company entered into a promissory note with the U.S. Small Business Administration with a principal amount of $300,000. This loan matures in 30 years and bears interest at a rate of 3.75%. The loan is secured by all of the Company’s assets. The outstanding principal balance of this loan was $300,000 and $300,000 and accrued interest was $48,219 and $33,953 as of September 30, 2024 and December 31, 2023, respectively.

PPP Loans

In February 2021, the Company received an additional $261,164 in PPP loans under the CARES Act. This loan bears interest at a rate of 1% per annum and matures in April 2025. The outstanding balance of this loan was $197,457 and $197,457 and accrued interest was $11,934 and $8,429 as of September 30, 2024 and December 31, 2023, respectively.

Total Debt

Debt is comprised of the following components as of September 30, 2024:

Original issue discount subordinated debentures	$1,547,135
Original issue discount secured subordinated note	131,714
Acquisition notes – related party	141,193
Promissory notes and cash advances	539,818
Promissory note – related party	250,000
Revolving lines of credit	2,219
Equipment financing loan	133,230
EIDL loan	300,000
PPP loans	197,457
3,242,766
Debt issuance costs	(3,589)
Debt, net	3,239,177
Debt, current	2,223,820
Debt issuance costs, current	(2,657)
Current portion of debt, net	2,221,163
Debt, non-current	1,018,946
Debt issuance costs, non-current	(932)
Non-current portion of debt, net	$1,018,014

The Company was not in compliance with all debt covenants as of September 30, 2024, but waivers of non-compliance were obtained for all such debt, except as disclosed in Note 8.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

The future contractual maturities of the debt are as follows:

For the Year Ended December 31:
2024 (remainder of year)	$2,190,474
2025	189,609
2026	426,679
2027	97,884
2028	78,294
Thereafter	256,237
Total	$3,239,177

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

Cash

The Company places its cash with high credit quality financial institutions. At September 30, 2024 and December 31, 2023, the Company had no cash balances in excess of the Federal Deposit Insurance Corporation coverage of $250,000 per institution. The Company has not experienced any losses in such accounts.

Major Customers

For the nine months ended September 30, 2024 and 2023, the Company had two significant customers representing an aggregate of 92% and 54% of revenues, respectively, and one that makes up 0% and 4% of the accounts receivable balance, respectively.

For the three months ended September 30, 2024 and 2023, the Company had two and two significant customers representing an aggregate of 89% and 64% of revenues and one that makes up 0% and 20% of the accounts receivable balance, respectively. The Company’s officers are closely monitoring the relationships with all customers.

Major Vendors

For the nine months ended September 30, 2024 and 2023, the Company had three and one major supplier representing an aggregate 59% and 16% of purchases, respectively.

For the three months ended September 30, 2024 and 2023, the Company had four and one major supplier representing 87% and 17% of purchases, respectively. The Company’s officers are closely monitoring the relationships with all significant suppliers.

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

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. Interest and penalties related to income tax matters, if any, would be recognized as a component of income tax expense. At September 30, 2024 and December 2023, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. Currently, the tax years subsequent to 2018 are open and subject to examination by the taxing authorities.

At September 30, 2024, the Company had net operating loss carry forwards for federal income tax purposes of approximately $20.8 million, which will be available to offset future taxable income.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

Note 11 — Stockholders’ Equity

Preferred Stock

During the three months ended September 30, 2024, 1,527 shares of series B preferred stock were cancelled in exchange for debt. During the nine months ended September 30, 2024, 6,727 shares of series B preferred stock were converted into 10,678 shares of common stock.

During the three months ended September 30, 2024, the Company issued 7,397 shares of series C preferred stock in exchange for the return of 105,670 shares of common stock and all but 978 of those shares of series C preferred stock were subsequently exchange for debt. During the nine months ended September 30, 2024, the Company issued 43,904 shares of series C preferred stock and 26,776 shares of series C preferred stock were subsequently converted into 382,519 shares of common stock and 6,419 shares of series C preferred stock were subsequently exchanged for debt.

Common Stock

During the three and nine months ended September 30, 2024, the Company issued (i) 0 and 186,942 shares of common stock upon the exercise of warrants; (ii) 0 and 10,678 shares of common stock upon the conversion of 0 and 6,727 shares of series B preferred stock; (iii) 0 and 382,519 shares of common stock upon the conversion of 10,088 and 26,776 shares of series C preferred stock; (iv) 203,301 and 212,678 shares of common stock for settlement of debt; (v) 4,582,864 and 5,937,928 shares of common stock upon the conversion of debt and interest; (vi) 0 and 102,172 shares of common stock upon the conversion of series A preferred stock dividends, (vii) 0 and 44,322 shares of common stock upon the cashless exercise of warrants, (viii) exchanged 105,670 and 105,670 shares of common stock for return of shares of series C preferred stock and (ix) cancelled 54,367 and 54,367 shares of common stock, respectively.

During the three and nine months ended September 30, 2023, the Company issued (i) 18,517 and 61,334 shares of common stock upon exercise of warrants; (ii) 0 and 477 shares of common stock upon the conversion of 0 and 1,000 shares of Series A preferred stock; (iii) 0 and 80 shares of common stock as compensation for amending the license agreement for Sports Illustrated Nutrition; (iv) 2,155 and 2,235 shares of common stock as compensation for the amendment of a note payable; and (v) 0 and 13,738 shares of common stock as part of a securities purchase agreement.

Stock Options and Warrants

In September 2020, the Company adopted its 2020 Incentive Plan (the “2020 Plan”) under which the Company is authorized to issue awards for up to 13,334 shares of common stock to directors, officers, employees, and consultants who provide services to the Company. Awards that may be granted include incentive stock options, non-qualified stock options and awards of restricted stock. At September 30, 2024, there were no shares of common stock available for issuance under the 2020 Plan. The Company did not issue any stock options under the 2020 Plan during the nine months ended September 30, 2024 or 2023.

In January 2022, the Company adopted its 2022 Equity Inventive Plan, as amended (the “2022 Plan”), under which the Company is authorized to issue awards for up to 47,620 shares of common stock to directors, officers, employees, and consultants who provide services to the Company. Awards that may be granted include incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards and performance compensation awards. At September 30, 2024, there were 4,176 shares of common stock available for issuance under the 2022 Plan.

The Company did not issue any stock options under the 2022 Plan during the nine months ended September 30, 2024. On September 5, 2023, the Company issued options for the purchase of 21,919 shares of common stock at an exercise price of $23.31 and on September 6, 2023, the Company issued options for the purchase of 20,719 shares of common stock at an exercise price of $20.7921.

The Company recognized $77,077 and $765,588 of compensation expense related to the vesting of options based on the service period during the nine months ended September 30, 2024 and 2023, respectively. The compensation expense recognized for the three months ended September 30, 2024 and 2023 was $22,717 and $685,380, respectively.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

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

On June 3, 2024, the Company issued a pre-funded warrant for the purchase of 44,322 shares of common stock in exchange for the conversion of debt in the amount of $142,541. The warrant was immediately exercised in full on June 3, 2024.

In addition to the warrant exercises described above, in the nine months ended September 30, 2024, warrant holders exercised an aggregate of 46,773 shares of common stock. In the nine months ended September 30, 2023, warrant holders exercised an aggregate of 42,817 shares of common stock.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

The following is a summary of options and warrants granted, exercised, forfeited and outstanding during the nine months ended September 30, 2024:

	2024-Stock Options		2024-Warrants
	Number of Options	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2024	43,259	$32.73	217,313	$812.73
Granted	—	—	608,185	4.13
Exercised	—	—	(231,264)	(3.98)
Forfeited	—	—	—	—
Outstanding at September 30, 2024	43,259	$32.73	594,234	$812.88
Exercisable at September 30, 2024	21,205		594,234

	2023-Stock Options		2023-Warrants
	Number of Options	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2023	876	$1,984.50	71,513	$1,984.50
Granted	—	—	157,196	1,984.50
Exercised	—	—	(70,961)	(1,984.50)
Forfeited	(59)	(1,984.50)	—	—
Outstanding at September 30, 2023	817	$1,984.50	157,748	$1,984.50
Exercisable at September 30, 2023	817		157,748

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

Net Loss Per Share

Basic and diluted net loss per share of common stock for the nine months ended September 30, 2024, and 2023 was determined by dividing net loss by the weighted average shares of common stock outstanding during the period. The Company’s potentially dilutive shares, consisting of 380,493 warrants and 43,259 stock options, have not been included in the computation of dilutive net loss per share for the periods as the result would be antidilutive.

SMART FOR LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

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

The Company is party to a management services agreement with Trilogy Capital Group, LLC (“Trilogy”), a company controlled by the Company’s Executive Chairman. For the nine months ended September 30, 2024 and 2023, the Company paid Trilogy $0 and $46,686, respectively, for services rendered under a consulting agreement which are reflected in the statements of operations as consulting fees – related parties.

Note 14 — Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has reviewed its operations subsequent to September 30, 2024 to the date these condensed consolidated financial statements were issued, and has determined that, except as set forth below, it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

Comparison of Three Months Ended September 30, 2024 and 2023

The following table sets forth key components of our results of operations during the three months ended September 30, 2024 and 2023, both in dollars and as a percentage of our revenues.

	September 30, 2024		September 30, 2023
	Amount	% of Revenues	Amount	% of Revenues
Revenues
Products	$1,269,373	100.00%	$2,239,556	99.73%
Advertising	—	—	5,999	0.27%
Total revenues	1,269,373	100.00%	2,245,555	100.00%
Cost of revenues
Products	751,317	59.19%	1,408,646	62.73%
Advertising	—	—	522	0.02%
Total cost of revenues	751,317	59.19%	1,409,168	62.75%
Gross profit	518,056	40.81%	836,387	37.25%
Operating expenses
General and administrative	428,554	33.76%	1,174,348	52.30%
Compensation - administrative	570,126	44.91%	1,907,195	84.93%
Professional services	422,842	33.31%	348,598	15.52%
Consulting fees - related parties	—	—	19,139	0.85%
Depreciation and amortization expense	300,636	23.68%	303,538	13.52%
Total operating expenses	1,722,158	135.67%	3,752,818	167.12%
Operating loss	(1,204,102)	(94.86)%	(2,916,431)	(129.88)%
Other income (expense)
Other income (expense)	(179,536)	(14.14)%	19,820	0.88%
Gain on debt extinguishment	194,114	15.29%	16,021	0.71%
Interest expense	(2,046,324)	(161.21)%	(1,105,289)	(49.22)%
Total other income (expense)	(2,031,746)	(160.06)%	(1,069,448)	(47.63)%
Loss from continuing operations	(3,235,848)	(254.92)%	(3,985,879)	(177.50)%
Loss from discontinued operations	(30)	(0.00)%	(358,228)	(15.95)%
Net loss	$(3,235,878)	(254.92)%	$(4,344,107)	(193.45)%

Revenues. Our total revenues decreased by $976,182, or 43.47%, to $1,269,373 for the three months ended September 30, 2024 from $2,245,555 for the three months ended September 30, 2023.

Our nutraceutical business generates revenue from the sales of nutritional and related products. Revenues from our nutraceutical business (products) decreased by $970,183, or 43.32%, to $1,269,373 for the three months ended September 30, 2024 from $2,239,556 for the three months ended September 30, 2023. This decrease was primarily due to our cash constraints and our inability to pay for raw materials used in the production of both branded and contract manufacturing products. The decreased revenues were the result of a decrease in the volume of products sold and not due to pricing changes.

Our digital marketing business generates revenues when sales of listed products are sold by product vendors through our network as a result of the marketing efforts of digital marketers. We did not generate any revenues from our digital marketing business (advertising) for the three months ended September 30, 2024, as compared to $5,999, for the three months ended September 30, 2023. The decrease in revenue is attributable to our repurposing of the subsidiary from affiliate network management to focusing on the advertising of our other subsidiaries.

Cost of revenues. Our total cost of revenues decreased by $657,851, or 46.68%, to $751,317 for the three months ended September 30, 2024 from $1,409,168 for the three months ended September 30, 2023. Such decrease is directly related to the decrease in revenues.

Cost of revenues for our nutraceutical business consist of ingredients, packaging materials, freight, and labor associated with the production of various products. Cost of revenues for our nutraceutical business (products) decreased by $657,329, or 46.66%, to $751,317 for the three months ended September 30, 2024 from $1,408,646 for the three months ended September 30, 2023. As a percentage of product revenues, cost of revenues for product sales were 59.19% and 62.90% for the three months ended September 30, 2024, and 2023, respectively. The decreased percentage is due to decreased product offerings allowing for a concentration of ingredients used in production.

Cost of revenues for our digital marketing business consist of commissions and bonuses paid to digital marketers. Cost of revenues from our digital marketing business (advertising) was $0 for the three months ended September 30, 2024, as compared to $522 for the three months ended September 30, 2023. As a percentage of advertising revenues, cost of revenues for advertising sales was 0% and 8.70% for the three months ended September 30, 2024 and 2023, respectively. Such decrease is directly related to the decrease in revenues.

Gross profit. As a result of the foregoing, our gross profit decreased by $318,331, or 38.06%, to $518,056 for the three months ended September 30, 2024 from $836,387 for the three months ended September 30, 2023. As a percentage of revenues, our gross profit was 40.81% and 37.25% for the three months ended September 30, 2024 and 2023, respectively.

General and administrative expenses.  Our general and administrative expenses consist primarily of advertising expenses, bad debts, rent expense, insurance and other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $745,793, or 63.51%, to $428,554 for the three months ended September 30, 2024 from $1,174,348 for the three months ended September 30, 2023. As a percentage of revenues, our general and administrative expenses were 33.76% and 52.30% for the three months ended September 30, 2024 and 2023, respectively. Such decrease was primarily due to decreased advertising costs and insurance rates in 2024.

Compensation - administrative.  Our compensation expenses include both cash and non-cash items, including salaries plus related payroll taxes. Our compensation expenses decreased by $1,337,069, or 70.11%, to $570,126 for the three months ended September 30, 2024 from $1,907,195 for the three months ended September 30, 2023. As a percentage of revenues, our compensation expenses were 44.91% and 84.93% for the three months ended September 30, 2024 and 2023, respectively. Such decrease was primarily due to a reduction of headcount.

Professional services.  Our professional services expenses consist primarily of investor relations, consulting, advisory, legal and audit expenses incurred in connection with general operations. Our professional services expenses increased by $74,244, or 21.30%, to $422,842 for the three months ended September 30, 2024 from $348,598 for the three months ended September 30, 2023. As a percentage of revenues, our professional services expenses were 33.31% and 15.52% for the three months ended September 30 2024 and 2023, respectively. Such increase was primarily due to increased advisory fees related to Nasdaq compliance and increased legal fees.

Consulting fees - related parties.  For the three months ended September 30, 2024 and 2023, we paid Trilogy Capital Group, LLC, a company controlled by our Executive Chairman, $0 and $19,139, respectively, for services rendered under a consulting agreement.

Depreciation and amortization. Depreciation and amortization was $300,636, or 23.68% of revenues, for the three months ended September 30, 2024, as compared to $303,538, or 13.52% of revenues, for the three months ended September 30, 2023. The decrease in depreciation is associated with assets which were fully depreciated in prior periods.

Total other expense. We had $2,031,746 in total other expense, net, for the three months ended September 30, 2024, as compared to total other expense, net, of $1,069,448 for the three months ended September 30, 2023. Total other expense, net, for the three months ended September 30, 2024 consisted of interest expense of $2,046,324 and other expense of $179,536, offset by gain on extinguishment of debt of $194,114, while other expense, net, for the three months ended September 30, 2023 consisted of interest expense of $1,105,289, offset by other income of $19,820 and gain on extinguishment of debt of $16,021.

Loss from discontinued operations. We had $30 in net loss from discontinued operations for the three months ended September 30, 2024, as compared to $358,228 for the three months ended September 30, 2023.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $3,235,878 for the three months ended September 30, 2024, as compared to $4,344,107 for the three months ended September 30, 2023, a decrease of $1,108,229 or 25.51%.

Comparison of Nine Months Ended September 30, 2024 and 2023

The following table sets forth key components of our results of operations during the nine months ended September 30, 2024 and 2023, both in dollars and as a percentage of our revenues.

	September 30, 2024		September 30, 2023
	Amount	% of Revenues	Amount	% of Revenues
Revenues
Products	$2,625,965	100.00%	$4,824,906	93.03%
Advertising	115	—	361,470	6.97%
Total revenues	2,626,080	100.00%	5,186,376	100.00%
Cost of revenues
Products	1,494,279	56.90%	3,389,788	65.36%
Advertising	—	—	279,037	5.38%
Total cost of revenues	1,494,279	56.90%	3,668,825	70.74%
Gross profit	1,131,801	43.10%	1,517,551	29.26%
Operating expenses
General and administrative	1,390,638	52.95%	3,580,098	69.03%
Compensation - administrative	1,460,524	55.62%	4,527,332	87.29%
Professional services	1,566,484	59.65%	1,568,896	30.25%
Consulting fees - related parties	—	—	46,686	0.90%
Impairment of intangible assets	—	—	466,737	9.00%
Depreciation and amortization expense	946,888	36.06%	700,723	13.51%
Total operating expenses	5,364,534	204.28%	10,890,472	209.98%
Operating loss	(4,232,733)	(161.18)%	(9,372,921)	(180.72)%
Other income (expense)
Other income (expense)	(241,298)	(9.19)%	324,672	6.26%
Gain on debt extinguishment	286,510	10.91%	205,727	3.97%
Gain on sale of subsidiaries	(132,491)	(5.05)%	—	—
Interest expense	(4,112,464)	(156.60)%	(3,028,915)	(58.40)%
Total other income (expense)	(4,199,743)	(159.92)%	(2,498,516)	(48.17)%
Loss from continuing operations	(8,432,476)	(321.11)%	(11,871,437)	(228.90)%
Income (loss) from discontinued operations	89,403	3.40%	(976,982)	(18.84)%
Net loss	$(8,343,073)	(317.70)%	$(12,848,419)	(247.73)%

Revenues. Our total revenues decreased by $2,560,296, or 49.37%, to $2,626,080 for the nine months ended September 30, 2024 from $5,186,376 for the nine months ended September 30, 2023.

Revenues from our nutraceutical business (products) decreased by $2,198,941, or 45.57%, to $2,625,965 for the nine months ended September 30, 2024 from $4,824,906 for the nine months ended September 30, 2023. This decrease was primarily due to our cash constraints and our inability to pay for raw materials used in the production of both branded and contract manufacturing products. The decreased revenues were the result of a decrease in the volume of products sold and not due to pricing changes.

Revenues from our digital marketing business (advertising) decreased by $361,355, or 99.97%, to $115 for the nine months ended September 30, 2024 from $361,470 for the nine months ended September 30, 2023. The decrease in revenue is attributable to our repurposing of the subsidiary from affiliate network management to focusing on the advertising of our other subsidiaries.

Cost of revenues. Our total cost of revenues decreased by $2,174,546, or 59.27%, to $1,494,279 for the nine months ended September 30, 2024 from $3,668,825 for the nine months ended September 30, 2023. Such decrease is directly related to the decrease in revenues.

Cost of revenues for our nutraceutical business (products) decreased by $1,895,509, or 55.92%, to $1,494,279 for the nine months ended September 30, 2024 from $3,389,788 for the nine months ended September 30, 2023. As a percentage of product revenues, cost of revenues for product sales were 56.90% and 70.26% for the nine months ended September 30, 2024 and 2023, respectively. The decreased percentage is due to decreased product offerings allowing for a concentration of ingredients used in production.

Cost of revenues from our digital marketing business (advertising) was $0 for the nine months ended September 30, 2024, as compared to $279,037 for the nine months ended September 30, 2023. As a percentage of advertising revenues, cost of revenues for advertising sales was 0% and 77.20% for the nine months ended September 30, 2024 and 2023, respectively. Such decrease is directly related to the decrease in revenues.

Gross profit. As a result of the foregoing, our gross profit decreased by $385,750, or 25.42%, to $1,131,801 for the nine months ended September 30, 2024 from $1,517,551 for the nine months ended September 30, 2023.

General and administrative expenses.  Our general and administrative expenses decreased by $2,189,460, or 61.16%, to $1,390,638 for the nine months ended September 30, 2024 from $3,580,098 for the nine months ended September 30, 2023. As a percentage of revenues, our general and administrative expenses were 52.95% and 69.03% for the nine months ended September 30, 2024 and 2023, respectively. Such decrease was primarily due to decreased advertising costs and insurance rates in 2024.

Compensation - administrative.  Our compensation expenses decreased by $3,066,808, or 67.74%, to $1,460,524 for the nine months ended September 30, 2024 from $4,527,332 for the nine months ended September 30, 2023. As a percentage of revenues, our compensation expenses were 55.62% and 87.29% for the nine months ended September 30, 2024 and 2023, respectively. Such decrease was primarily due to reduced headcount.

Professional services.  Our professional services expenses decreased by $2,412, or 0.15%, to $1,566,484 for the nine months ended September 30, 2024 from $1,568,896 for the nine months ended September 30, 2023. As a percentage of revenues, our professional services expenses were 59.65% and 30.25% for the nine months ended September 30, 2024 and 2023, respectively. Such percentage increase was primarily due to legal fees and Nasdaq compliance consulting fees incurred.

Consulting fees - related parties.  For the nine months ended September 30, 2024 and 2023, we paid Trilogy Capital Group, LLC, a company controlled by our Executive Chairman, $0 and $46,686, respectively, for services rendered under a consulting agreement.

Impairment of intangible assets. Due to a significant decrease in advertising revenues, we performed an impairment analysis on the affiliate relationships associated with our Nexus subsidiary and recognized an impairment of $466,737 during the nine months ended September 30, 2023. No impairment was recognized during the nine months ended September 30 2024.

Depreciation and amortization. Depreciation and amortization was $946,888, or 36.06% of revenues, for the nine months ended September 30, 2024, as compared to $700,723 or 13.51% of revenues, for the nine months ended September 30, 2023.

Total other expense. We had $4,199,743 in total other expense, net, for the nine months ended September 30, 2024, as compared to total other expense, net, of $2,498,516 for the nine months ended September 30, 2023. Total other expense, net, for the nine months ended September 30, 2024 consisted of interest expense of $4,112,464, other expense of $241,298 and loss on sale of subsidiary of $132,491, offset by gain on extinguishment of debt of $286,510, while other expense, net, for the nine months ended September 30, 2023 consisted of interest expense of $3,028,915, offset by a gain on extinguishment of debt of $205,727 and other income of $324,672.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $8,343,073 for the nine months ended September 30, 2024, as compared to $12,848,419 for the nine months ended September 30, 2023, a decrease of $4,505,346, or 35.07%.

Liquidity and Capital Resources

As of September 30, 2024, we had cash of $35,608. To date, we have financed our operations primarily through revenue generated from operations, bank borrowings and sales of our securities. Since our inception in 2017, we have experienced losses and as a result have continued to use cash in our operations. We have been dependent upon financing activities as we implement our acquisition strategy.

Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have suffered recurring losses from operations and have a working capital deficiency of $8.2 million at September 30, 2024. These conditions raise substantial doubt about our ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes that currently available resources will not be sufficient to fund our planned expenditures over the next 12 months from the date hereof. Accordingly, we will be dependent upon the raising of additional capital through the placement of common and preferred stock as well as debt financing in order to implement our business plan. There is no assurance that we will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on our financial condition.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(516,784)	$(5,952,710)
Net cash used in investing activities	(5,343)	—
Net cash provided by financing activities	403,069	5,897,604
Net change in cash	(119,058)	(55,106)
Cash and cash equivalents at beginning of period	154,666	60,790
Cash and cash equivalents at end of period	$35,608	$5,684

Our net cash used in operating activities was $516,784 for the nine months ended September 30, 2024, as compared to $5,952,710 for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, our net loss of $8,343,073, offset by non-cash finance fees of $2,055,084, decreased accrued expenses of $1,242,320, a reduction in payables of $1,054,830 and depreciation and amortization of $946,888, were the primary drivers for cash used in operations. For the nine months ended September 30, 2023, our net loss of $12,848,419, offset by an increase in accrued expenses of $2,018,441, depreciation and amortization of $946,888 and stock based compensation of $914,787, were the primary drivers for cash used in operations.

Our net cash used in investing activities was $5,343 and $0 for the nine months ended September 30, 2024, and 2023, which consisted entirely of additions to property and equipment.

Our net cash provided by financing activities was $403,069 for the nine months ended September 30, 2024, as compared to $5,897,604 for the nine months ended September 30, 2023. Net cash provided by financing activities for the nine months ended September 30, 2024 consisted of receipts from related parties of $1,778,442, proceeds from the exercise of warrants of $607,903 and proceeds from debt of $163,500, offset by repayments to related parties of $1,914,146 and repayment of debt of $232,630. Net cash provided by financing activities for the nine months ended September 30, 2023 consisted of proceeds from the exercise of warrants of $5,425,112, proceeds from debt of $2,706,791, proceeds from the issuance of common stock of $2,151,310 and receipts from related parties of $147,621, offset by repayments on debt of $4,507,644 and repayments to related parties of $25,586.

Outstanding Debt

The following table shows aggregate figures for our total debt outstanding at September 30, 2024. For a complete description of the terms of our outstanding debt, please see Note 8 to our unaudited condensed consolidated financial statements above.

Original issue discount subordinated debentures	$1,547,135
Original issue discount secured subordinated note	131,714
Acquisition notes – related party	141,193
Promissory notes and cash advances	539,818
Promissory note – related party	250,000
Revolving lines of credit	2,219
Equipment financing loan	133,230
EIDL loan	300,000
PPP loans	197,457
3,242,766
Debt issuance costs	(3,589)
Debt, net	3,239,177
Debt, current	2,223,820
Debt issuance costs, current	(2,657)
Current portion of debt, net	2,221,163
Debt, non-current	1,018,946
Debt issuance costs, non-current	(932)
Non-current portion of debt, net	$1,018,014

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2024. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which we are still in the process of remediating as of September 30, 2024, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, for the description of these weaknesses.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, our management has identified the steps necessary to address the material weaknesses, and in the third quarter of 2024, we continued to implement these remedial procedures.

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

Changes in Internal Control Over Financial Reporting

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal control over financial reporting or in any other factors that could significantly affect these controls during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the three months ended September 30, 2024 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any shares of our common stock during the three months ended September 30, 2024.

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

Date: June 11, 2025	SMART FOR LIFE, INC.

/s/ Darren C. Minton
	Name:	Darren C. Minton
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)